Form 10-Q
period 1996-03-31
CNL INCOME FUND XVI LTD
filed 1996-05-14
CIK 913058

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1996
                               -----------------------------------

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                     Commission file number
                             0-26218
                     ----------------------


                    CNL Income Fund XVI, Ltd.
- - -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Florida                             59-3198891
- - ----------------------------        -------------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                32801
- - ----------------------------        -------------------------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                       (407) 422-1574
                                    -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                     ---------     --------




                                   CONTENTS
                                   --------



Part I                                                              Page
                                                                    ----

  Item 1.  Financial Statements:

             Condensed Balance Sheets                               1

             Condensed Statements of Income                         2

             Condensed Statements of Partners' Capital              3

             Condensed Statements of Cash Flows                     4-5

             Notes to Condensed Financial Statements                6-9

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                  10-13


Part II

  Other Information                                                 14






                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                                 March 31,       December 31,
            ASSETS                                 1996              1995
                                                -----------      ------------

Land and buildings on operating
  leases, less accumulated
  depreciation                                  $32,466,060      $29,140,773
Net investment in direct financing
  leases                                          6,361,148        7,464,949
Cash and cash equivalents                         1,380,857        3,987,786
Receivables, less allowance for
  doubtful accounts of $4,787
  and $2,962                                        120,119           98,673
Prepaid expenses                                      4,675              660
Organization costs, less accumu-
  lated amortization of $3,050
  and $2,550                                          6,950            7,450
Accrued rental income                               427,238          316,482
Other assets                                         77,510          223,727
                                                -----------      -----------

                                                $40,844,557      $41,240,500
                                                ===========      ===========


  LIABILITIES AND PARTNERS' CAPITAL

Acquisition and construction costs
  payable                                       $   251,352      $   680,528
Accounts payable                                     14,629            4,131
Escrowed real estate taxes payable                    2,051              957
Distributions payable                               843,751          787,500
Due to related parties                               13,211           71,689
Rents paid in advance and deposits                   64,726           55,543
                                                -----------      -----------
    Total liabilities                             1,189,720        1,600,348

Partners' capital                                39,654,837       39,640,152
                                                -----------      -----------

                                                $40,844,557      $41,240,500
                                                ===========      ===========

           See accompanying notes to condensed financial statements.








                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                                         Quarter Ended
                                                           March 31,
                                                      1996            1995
                                                   ----------      ----------
Revenues:
  Rental income from operating leases              $  848,243      $  348,242
  Earned income from direct financing
    leases                                            191,470          40,191
  Interest and other income                            29,618          53,448
                                                   ----------      ----------
                                                    1,069,331         441,881
                                                   ----------      ----------

Expenses:
  General operating and administrative                 52,525          16,574
  Professional services                                 5,889           4,270
  Management fees to related parties                    9,339           3,473
  State and other taxes                                12,586           1,080
  Depreciation and amortization                       130,556          43,319
                                                   ----------      ----------
                                                      210,895          68,716
                                                   ----------      ----------

Net Income                                         $  858,436      $  373,165
                                                   ==========      ==========

Allocation of Net Income:
  General partners                                 $    8,584      $    3,732
  Limited partners                                    849,852         369,433
                                                   ----------      ----------

                                                   $  858,436      $  373,165
                                                   ==========      ==========


Net Income Per Limited Partner Unit                $     0.19      $     0.13
                                                   ==========      ==========

Weighted Average Number of Limited
  Partner Units Outstanding                         4,500,000       2,777,433
                                                   ==========      ==========

           See accompanying notes to condensed financial statements.







                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                              Quarter Ended       Year Ended
                                                March 31,        December 31,
                                                  1996               1995
                                              -------------      ------------

General partners:
  Beginning balance                            $    27,184       $     2,876
  Net income                                         8,584            24,308
                                               -----------       -----------
                                                    35,768            27,184
                                               -----------       -----------

Limited partners:
  Beginning balance                             39,612,968        17,471,157
  Contributions                                         -         24,825,828
  Syndication costs                                     -         (2,652,718)
  Net income                                       849,852         2,406,533
  Distributions ($0.19 and $0.61
    per limited partner unit,
    respectively)                                 (843,751)       (2,437,832)
                                               -----------       -----------
                                                39,619,069        39,612,968
                                               -----------       -----------

Total partners' capital                        $39,654,837       $39,640,152
                                               ===========       ===========

           See accompanying notes to condensed financial statements.







                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                        Quarter Ended
                                                           March 31,
                                                     1996            1995
                                                 -----------      -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                 $   816,815      $   407,764
                                                 -----------      -----------

    Cash Flows From Investing
      Activities:
        Additions to land and
          buildings on operating
          leases                                  (2,332,197)      (6,722,293)
        Investment in direct
          financing leases                          (306,088)         (26,271)
        Increase in other assets                      (2,310)         (83,110)
        Other                                             -            19,605
                                                 -----------      -----------
            Net cash used in
              investing activities                (2,640,595)      (6,812,069)
                                                 -----------      -----------

    Cash Flows From Financing
      Activities:
        Collection of overpayment
          (reimbursement) of
          acquisition and syndica-
          tion costs paid by related
          parties on behalf of the
          Partnership                                  4,351         (375,156)
        Contributions from limited
          partners                                        -        16,906,868
        Distributions to limited
          partners                                  (787,500)        (148,589)
        Payment of syndication costs                      -        (1,654,564)
                                                 -----------      -----------
            Net cash provided by
              (used in) financing
              activities                            (783,149)      14,728,559
                                                 -----------      -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                (2,606,929)       8,324,254

Cash and Cash Equivalents at
  Beginning of Quarter                             3,987,786        2,983,496
                                                 -----------      -----------

Cash and Cash Equivalents at End
  of Quarter                                     $ 1,380,857      $11,307,750
                                                 ===========      ===========

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Related parties paid certain
      acquisition and syndication
      costs on behalf of the
      Partnership as follows:
        Acquisition costs                        $     4,747      $    28,564
        Syndication costs                                 -           303,151
                                                 -----------      -----------

                                                 $     4,747      $   331,715
                                                 ===========      ===========

    Land, building and other costs
      incurred and unpaid at end
      of quarter                                 $   251,352      $ 2,099,000
                                                 ===========      ===========

    Construction in progress at
      December 31, 1994, transferred
      to net investment in direct
      financing leases                           $        -       $   550,076
                                                 ===========      ===========

    Net investment in direct
      financing lease reclassified
      to building on operating
      lease as a result of a change
      in estimated costs                         $ 1,015,392      $        -
                                                 ===========      ===========

    Commissions incurred and unpaid
      at end of quarter                          $        -       $    40,787
                                                 ===========      ===========

    Distributions declared and
      unpaid at end of quarter                   $   843,751      $   381,897
                                                 ===========      ===========

           See accompanying notes to condensed financial statements.






                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    Quarters Ended March 31, 1996 and 1995


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVI, Ltd. (the "Partnership") for the year ended December 31, 1995.

      Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

2.    Land and Buildings on Operating Leases:
      --------------------------------------

      Land and buildings on operating leases consisted of the following at:

                                              March 31,      December 31,
                                                1996             1995
                                            ------------     ------------

            Land                            $16,106,948      $15,233,066
            Buildings                        16,814,281       14,232,820
                                            -----------      -----------
                                             32,921,229       29,465,886
            Less accumulated
              depreciation                     (455,169)        (325,113)
                                            -----------      -----------

                                            $32,466,060      $29,140,773
                                            ===========      ===========

      Generally, the leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the quarters ended March 31, 1996 and 1995, the Partnership recog-nized $110,756 and $42,372, respectively, of such rental income.

      The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at March 31, 1996:

            1996                                             $ 2,380,511
            1997                                               3,178,367
            1998                                               3,189,203
            1999                                               3,238,850
            2000                                               3,384,033
            Thereafter                                        46,603,486
                                                             -----------

                                                             $61,974,450
                                                             ===========

3.    Net Investment in Direct Financing Leases:
      -----------------------------------------

      The following lists the components of the net investment in direct financing leases at:

                                             March 31,      December 31,
                                               1996             1995
                                           ------------     ------------

            Minimum lease payments
              receivable                   $ 15,987,511     $ 19,100,733
            Estimated residual
              values                          2,015,389        2,290,112
            Less unearned income            (11,641,752)     (13,925,896)
                                           ------------     ------------

            Net investment in
              direct financing
              leases                       $  6,361,148     $  7,464,949
                                           ============     ============

      The following is a schedule of future minimum lease payments to be received on direct financing leases at March 31, 1996:

            1996                                             $   601,444
            1997                                                 802,488
            1998                                                 803,106
            1999                                                 803,729
            2000                                                 817,037
            Thereafter                                        12,159,707
                                                             -----------

                                                             $15,987,511
                                                             ===========

4.    Concentration of Credit Risk:
      ----------------------------

      The following schedule presents total rental and earned income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income for at least one of the quarters ended March 31:

                                                     1996         1995
                                                   --------     --------

            DenAmerica Corporation and
              Great Midwestern Restau-
              rants, Inc.                          $255,354     $     -
            Golden Corral Corporation               204,356      100,507
            Foodmaker, Inc.                         139,152      137,294
            Checkers Drive-In Restaurants,
              Inc.                                   72,510       72,510

      In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income for at least one of the quarters ended March 31:

                                                     1996         1995
                                                   --------     --------

            Denny's                                $283,485     $ 14,445
            Golden Corral Family
              Steakhouse Restaurants                204,356      100,507
            Jack in the Box                         139,152      137,294
            Long John Silver's                      123,116       46,550
            Checkers Drive-In Restaurants            72,510       72,510

      Although the Partnership's properties are geographically diverse and the Partnership's lessees operate a variety of restaurant concepts, failure of any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.

5.    Subsequent Event:
      ----------------

      In April 1996, the Partnership sold its property in Appleton, Wisconsin, for $775,000, resulting in a gain of approximately $124,300 for financial reporting purposes. This property was originally acquired by the Partnership in February 1995 and had a cost of approximately $595,100, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $179,900 in excess of its original purchase price. The Partnership intends to reinvest the proceeds in an additional property.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund XVI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1996, the Partnership owned 43 Properties.

Liquidity and Capital Resources
- - -------------------------------

      During the quarter ended March 31, 1996, the Partnership invested or committed for investment approximately $2,287,000 in two additional Properties. Upon completion of the Partnership's acquisitions in March 1996, the remaining net offering proceeds of approximately $60,000 from the Partnership's offering of units were reserved for Partnership purposes.

      As a result of the Partnership's tenant selling its restaurant business located on the Partnership's Property in Appleton, Wisconsin, in April 1996, the Partnership sold its Property for $775,000, resulting in a gain for financial reporting purposes of approximately $124,300. This Property was originally acquired by the Partnership in February 1995 and had a cost of approximately $595,100, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $179,900 in excess of its original purchase price. The Partnership intends to reinvest the proceeds in an additional Property.

      Currently, the Partnership's primary source of capital is cash from operations (which includes cash received from tenants and interest and other income received, less cash paid for expenses). Cash from operations was $816,815 and $407,764 for the quarters ended March 31, 1996 and 1995, respectively. The increase in cash from operations for the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below.

      Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the use of such funds to pay Partnership expenses or to make distributions to partners. At March 31, 1996, the Partnership had $1,380,857 invested in such short-term investments, as compared to $3,987,786 at December 31, 1995. The decrease in the amount invested in short-term investments is primarily attributable to the acquisition of additional Properties, as described above, during the quarter ended March 31, 1996. The funds remaining at March 31, 1996, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

      Total liabilities of the Partnership, including distributions payable, decreased to $1,189,720 at March 31, 1996, from $1,600,348 at December 31, 1995, primarily as a result of the payment during the quarter ended March 31, 1996, of construction costs accrued for certain Properties at December 31, 1995. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

      Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $843,751 and $381,897 for the quarters ended March 31, 1996 and 1995, respectively. This represents distributions of $0.19 and $0.14 per unit for the quarters ended March 31, 1996 and 1995, respectively. No distributions were made to the general partners for the quarters ended March 31, 1996 and 1995. No amounts distributed or to be distributed to the limited partners for the quarters ended March 31, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

      The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations
- - ---------------------

      During the quarter ended March 31, 1995, the Partnership owned and leased 28 wholly owned Properties and during the quarter ended March 31, 1996, the Partnership owned and leased 43 wholly owned Properties, to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1996 and 1995, the Partnership earned $1,039,713 and $388,433, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. The increase in rental and earned income during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, is primarily attributable to the acquisition of additional Properties subsequent to March 31, 1995, and the fact that Properties acquired during the quarter ended March 31, 1995, were operational for the full quarter ended March 31, 1996, as compared to a partial quarter ended March 31, 1995.

      During the quarter ended March 31, 1996, three lessees (or group of affiliated lessees) of the Partnership, (i) Golden Corral Corporation, (ii) Foodmaker, Inc. and (iii) DenAmerica Corporation and Great Midwestern Restaurants, Inc., which are affiliated entities (hereinafter referred to as DenAmerica Corporation), each contributed more than ten percent of the Partnership's total rental income. As of March 31, 1996, Golden Corral Corporation was the lessee under leases relating to six restaurants, Foodmaker, Inc. was the lessee under leases relating to five restaurants and DenAmerica Corporation was the lessee under leases relating to eight restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Golden Corral Corporation, Foodmaker, Inc. and DenAmerica Corporation each will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1996 and subsequent years. During the quarter ended March 31, 1996, four restaurant chains, Golden Corral Family Steakhouse Restaurants, Jack in the Box, Denny's and Long John Silver's, each accounted for more than ten percent of the Partnership's total rental income. During the remainder of 1996 and subsequent years, it is anticipated that these four restaurant chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income. As of March 31, 1996, Golden Corral Corporation and DenAmerica Corporation each leased Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

      During the quarters ended March 31, 1996 and 1995, the Partnership also earned $29,618 and $53,448, respectively, in interest and other income. The decrease in interest and other income during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, is primarily attributable to the decrease in the amount of funds invested in short-term, liquid investments due to the acquisition of additional Properties during 1995 and the quarter ended March 31, 1996.

      Operating expenses, including depreciation and amortization expense, were $210,895 and $68,716 for the quarters ended March 31, 1996 and 1995, respectively. The increase in operating expenses during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, is primarily attributable to an increase in depreciation expense as the result of the acquisition of additional Properties subsequent to March 31, 1995, and the fact that Properties acquired during the quarter ended March 31, 1995, were operational for the full quarter ended March 31, 1996, as compared to a partial quarter ended March 31, 1995. Operating expenses also increased during the quarter ended March 31, 1996, as a result of an increase in (i) accounting and administrative expenses associated with operating the Partnership and its Properties, (ii) management fees as a result of the increase in rental revenues, as described above, (iii) the Partnership incurring additional taxes relating to the filing of various state tax returns during 1996, and (iv) insurance expense as a result of the general partners obtaining contingent liability and property coverage for the Partnership, effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.



                          PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings.  Inapplicable.
            -----------------

Item 2.     Changes in Securities.  Inapplicable.
            ---------------------

Item 3.     Defaults upon Senior Securities.  Inapplicable.
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.





                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 10th day of May, 1996.

                              CNL INCOME FUND XVI, LTD.

                              By:   CNL REALTY CORPORATION
                                    General Partner

                                    By:   /s/ James M. Seneff, Jr.
                                          -----------------------------
                                          JAMES M. SENEFF, JR.
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                    By:   /s/ Robert A. Bourne
                                          -----------------------------
                                          ROBERT A. BOURNE
                                          President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)