Form 10-Q
period 1996-06-30
CNL INCOME FUND XVI LTD
filed 1996-08-13
CIK 913058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1996
                               -------------------------

                                       OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


                             Commission file number
                                    0-26218


                           CNL Income Fund XVI, Ltd.
             (Exact name of registrant as specified in its charter)


          Florida                       59-3198891
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)      Identification No.)



400 E. South Street, #500
Orlando, Florida                              32801
- ----------------------------              -----------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                     (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes     X      No

                                    CONTENTS






Part I                                                      Page

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

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             June 30,                December 31,
            ASSETS                                                             1996                     1995
                                                                            -----------              --------
Land and buildings on operating
  leases, less accumulated
  depreciation                                                              $32,046,965             $29,140,773
Net investment in direct financing
  leases                                                                      6,023,419               7,464,949
Cash and cash equivalents                                                     1,444,501               3,987,786
Restricted cash                                                                 778,526                      -
Receivables, less allowance for
  doubtful accounts of $6,004
  and $2,962                                                                     37,920                  98,673
Prepaid expenses                                                                 13,831                     660
Organization costs, less accumu-
  lated amortization of $3,550
  and $2,550                                                                      6,450                   7,450
Accrued rental income                                                           544,822                 316,482
Other assets                                                                         -                  223,727
                                                                            -----------             -----------

                                                                            $40,896,434             $41,240,500
                                                                            ===========             ===========

  LIABILITIES AND PARTNERS' CAPITAL

Acquisition and construction costs
  payable                                                                   $   129,600             $   680,528
Accounts payable                                                                  1,254                   4,131
Escrowed real estate taxes payable                                                4,564                     957
Distributions payable                                                           900,000                 787,500
Due to related parties                                                            8,248                  71,689
Rents paid in advance and deposits                                               64,565                  55,543
                                                                            -----------             -----------
    Total liabilities                                                         1,108,231               1,600,348

Partners' capital                                                            39,788,203              39,640,152
                                                                            -----------             -----------

                                                                            $40,896,434             $41,240,500
                                                                            ===========             ===========


See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                    Quarter Ended                         Six Months Ended
                                                      June 30,                               June 30,
                                                1996               1995                1996               1995
                                             ----------         ----------          ----------         -------
Revenues:
  Rental income from
    operating leases                         $  917,916         $  478,904          $1,766,159         $  827,146
  Earned income from
    direct financing
    leases                                      181,629             82,286             373,099            122,477
  Interest and other
    income                                       18,275            125,222              47,893            178,670
                                             ----------         ----------          ----------         ----------
                                              1,117,820            686,412           2,187,151          1,128,293
                                             ----------         ----------          ----------         ----------

Expenses:
  General operating
    and administrative                           52,884             33,092             105,409             49,666
  Professional services                           5,578              4,810              11,467              9,080
  Management fees to
    related parties                               9,802              4,978              19,141              8,451
  State and other taxes                             220                 80              12,806              1,160
  Depreciation and
    amortization                                140,275             73,910             270,831            117,229
                                             ----------         ----------          ----------         ----------
                                                208,759            116,870             419,654            185,586
                                             ----------         ----------          ----------         ----------

Income Before Gain on
  Sale of Land and
  Building                                      909,061            569,542           1,767,497            942,707

Gain on Sale of Land
  and Building                                  124,305                 -              124,305                 -
                                             ----------         ----------          ----------         ---------

Net Income                                   $1,033,366         $  569,542          $1,891,802         $  942,707
                                             ==========         ==========          ----------         ==========

Allocation of Net
  Income:
    General partners                         $    9,091         $    5,695          $   17,675         $    9,427
    Limited partners                          1,024,275            563,847           1,874,127            933,280
                                             ----------         ----------          ----------         ----------

                                             $1,033,366         $  569,542          $1,891,802         $  942,707
                                             ==========         ==========          ==========         ==========


Net Income Per Limited
  Partner Unit                               $     0.23         $     0.13          $     0.42         $     0.26
                                             ==========         ==========          ==========         ==========


Weighted Average Number
  of Limited Partner
  Units Outstanding                           4,500,000          4,225,117           4,500,000          3,524,455
                                             ==========         ==========          ==========         ==========

See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                       Six Months Ended               Year Ended
                                                                            June 30,                 December 31,
                                                                             1996                        1995
                                                                       ----------------              ------------
General partners:
  Beginning balance                                                     $    27,184                 $     2,876
  Net income                                                                 17,675                      24,308
                                                                        -----------                 -----------
                                                                             44,859                      27,184
                                                                        -----------                 -----------

Limited partners:
  Beginning balance                                                      39,612,968                  17,471,157
  Contributions                                                                  -                   24,825,828
  Syndication costs                                                              -                   (2,652,718)
  Net income                                                              1,874,127                   2,406,533
  Distributions ($0.39 and $0.61
    per limited partner unit,
    respectively)                                                        (1,743,751)                 (2,437,832)
                                                                        -----------                 -----------
                                                                         39,743,344                  39,612,968
                                                                        -----------                 -----------

Total partners' capital                                                 $39,788,203                 $39,640,152
                                                                        ===========                 ===========

See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       Six Months Ended
                                                                                          June 30,
                                                                                1996                     1995
                                                                            ------------             --------
Increase (Decrease) in Cash
  and Cash Equivalents:

    Net Cash Provided by
      Operating Activities                                                  $  1,861,696             $    964,166
                                                                            ------------             ------------

    Cash Flows From Investing
      Activities:
        Proceeds from sale of land
          and building                                                           775,000                       -
        Additions to land and
          buildings on operating
          leases                                                              (2,392,562)             (10,997,191)
        Investment in direct
          financing leases                                                      (382,372)              (3,087,822)
        Increase in restricted cash                                             (775,000)                      -
        Increase in other assets                                                      -                  (169,629)
        Other                                                                         -                    20,714
                                                                            ------------             ------------
            Net cash used in
              investing activities                                            (2,774,934)             (14,233,928)
                                                                            ------------             ------------

    Cash Flows From Financing
      Activities:
        Collection of over payment
          (reimbursement) of acquisition
          and syndication costs paid
          by related parties on behalf
          of the Partnership, net                                                  1,204                 (376,008)
        Contributions from limited
          partners                                                                    -                24,825,828
        Distributions to limited
          partners                                                            (1,631,251)                (530,486)
        Payment of syndication costs                                                  -                (2,450,156)
                                                                            ------------             ------------
            Net cash provided by
              (used in) financing
              activities                                                      (1,630,047)              21,469,178
                                                                            ------------             ------------

Net Increase (Decrease)in Cash
  and Cash Equivalents                                                        (2,543,285)               8,199,416

Cash and Cash Equivalents at
  Beginning of Period                                                          3,987,786                2,983,496
                                                                            ------------             ------------

Cash and Cash Equivalents at
  End of Period                                                             $  1,444,501             $ 11,182,912
                                                                            ============             ============

See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                 CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                      Six Months Ended
                                                                                         June 30,
                                                                                1996                     1995
                                                                            ------------             --------
Supplemental Schedule of
  Non-Cash Investing and
  Financing Activities:
    Related parties paid certain acquisition and syndication
     costs on behalf of the Partnership as follows:
        Acquisition costs                                                   $      9,356             $     71,629
        Syndication costs                                                             -                   237,802
                                                                            ------------             ------------

                                                                            $      9,356             $    309,431
                                                                            ============             ============

    Land, building and other
      costs incurred and unpaid
      at end of period                                                      $    129,600             $    811,573
                                                                            ============             ============

    Construction in progress
      at December 31, 1994,
      transferred to net
      investment in direct
      financing leases                                                      $         -              $    550,076
                                                                            ============             ============

    Net investment in direct financing lease reclassified to building on operating lease as a result of a change in estimated
      costs                                                                 $  1,015,392             $         -
                                                                            ============             ===========

    Distributions declared and
      unpaid at end of period                                               $    900,000             $    587,913
                                                                            ============             ============


See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1996 and 1995


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Land and Buildings on Operating Leases:

         In April 1996, the Partnership sold its property in Appleton, Wisconsin, and received net sales proceeds of $775,000, resulting in a gain of $124,305 for financial reporting purposes. This property was originally acquired by the Partnership in February 1995 and had a cost of approximately $595,100, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $179,900 in excess of its original purchase price.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1996 and 1995


2.       Land and Buildings on Operating Leases - Continued:
         Land and buildings on operating leases consisted of the following at:


                                                      June 30,                 December 31,
                                                        1996                       1995
 Land                                               $ 15,804,926               $ 15,233,066
 Buildings                                            16,836,982                 14,232,820
                                                    ------------               ------------
                                                      32,641,908                 29,465,886
 Less accumulated
   depreciation                                         (594,943)                  (325,113)
                                                    ------------               ------------

                                                    $ 32,046,965               $ 29,140,773
                                                    ============               ============


         Generally, the leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the six months ended June 30, 1996 and 1995, the Partnership recognized $241,536 and $108,920, respectively, of such rental income, $130,780 and $66,548 of which was recognized during the quarters ended June 30, 1996 and 1995, respectively.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at June 30, 1996:


 1996                                                    $ 1,580,391
 1997                                                      3,170,589
 1998                                                      3,181,425
 1999                                                      3,231,072
 2000                                                      3,369,249
 Thereafter                                               46,227,535
                                                          -----------
                                                          $60,760,261
                                                          ===========

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1996 and 1995


3.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at:

                                  June 30,                December 31,
                                   1996                       1995
Minimum lease payments
  receivable                   $ 14,637,269               $ 19,100,733
Estimated residual
  values                          1,932,560                  2,290,112
Less unearned income            (10,546,410)               (13,925,896)
                               ------------               ------------

Net investment in
  direct financing
  leases                       $  6,023,419               $  7,464,949
                               ============               ============


         The following is a schedule of future minimum lease payments to be received on direct financing leases at June 30, 1996:


   1996                                                      $    369,560
   1997                                                           740,834
   1998                                                           741,451
   1999                                                           742,074
   2000                                                           755,382
   Thereafter                                                  11,287,968
                                                               -----------

                                                              $14,637,269
                                                              ============

4.       Restricted Cash:

         As of June 30, 1996, the net sales proceeds of $775,000 from the sale of the property in Appleton, Wisconsin, plus accrued interest of $3,526, was being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property on behalf of the Partnership.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1996 and 1995


5.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income for at least one of the quarters ended June 30:

                                           1996               1995
                                         --------            ------
DenAmerica Corporation                   $275,211           $  7,898
Golden Corral Corporation                 237,487            170,559
Foodmaker, Inc.                           139,152            142,279
Checkers Drive-In Restaurants,
  Inc.                                     72,510             72,510

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income for at least one of the quarters ended June 30:

                                          1996               1995
                                        --------           ------

Denny's                                 $303,305           $ 36,325
Golden Corral Family
  Steakhouse Restaurants                 237,487            170,559
Jack in the Box                          139,152            142,279
Long John Silver's                       106,114             66,143
Checkers Drive-In Restaurants             72,510             72,510


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1996, the Partnership owned 42 Properties.

Liquidity and Capital Resources

         During the six months ended June 30, 1996, the Partnership invested approximately $2,315,000 in two additional Properties. Upon completion of the Partnership's acquisitions in March 1996, the remaining net offering proceeds from the Partnership's offering of units were reserved for Partnership purposes.

         As a result of the Partnership's tenant selling its restaurant business located on the Partnership's Property in Appleton, Wisconsin, in April 1996, the Partnership sold its Property for $775,000, resulting in a gain for financial reporting purposes of $124,305. This Property was originally acquired by the Partnership in February 1995 and had a cost of approximately $595,100, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $179,900 in excess of its original purchase price. As of June 30, 1996, the net sales proceeds of $775,000, plus accrued interest of $3,526, were being held in an interest-bearing escrow account. The remaining net sales proceeds are expected to be invested in an additional Property or used for other Partnership purposes. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Appleton, Wisconsin, and the reinvestment of the proceeds will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state (at a level reasonably assumed by the general partners) income taxes, if any, resulting from the sale.

         Currently, the Partnership's primary source of capital is cash from operations (which includes cash received from tenants and interest and other income received, less cash paid for expenses). Cash from operations was $1,861,696 and $964,166 for the six months ended June 30, 1996 and 1995, respectively. The increase in cash from operations for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below.

         Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the use of such funds to pay Partnership expenses or to make distributions to partners. At June 30, 1996, the Partnership had $1,444,501 invested in such short-term investments, as compared to $3,987,786 at December 31, 1995. The decrease in the amount invested in short-term investments is primarily attributable to the acquisition of additional Properties, as described above, during the six months ended June 30, 1996. The funds remaining at June 30, 1996, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, decreased to $1,108,231 at June 30, 1996, from $1,600,348 at December 31, 1995, primarily as a result of the payment during the six months ended June 30, 1996, of construction costs accrued for certain Properties at December 31, 1995. The decrease in total liabilities for the six months ended June 30, 1996, as compared to December 23, 1995, was partially offset by an increase in distributions payable during the six months ended June 30, 1996. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $1,743,751 and $969,810 for the six months ended June 30, 1996 and 1995, respectively ($900,000 and $587,913 for the quarters ended June 30, 1996 and 1995, respectively). This represents distributions of $0.39 and $0.28 per unit for the six months ended June 30, 1996 and 1995, respectively ($0.20 and $0.14 per unit for the quarters ended June 30, 1996 and 1995, respectively). No distributions were made to the general partners for the six months ended June 30, 1996 and 1995. No amounts distributed or to be distributed to the limited partners for the six months ended June 30, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the six months ended June 30, 1995, the Partnership owned and leased 34 wholly owned Properties and during the six months ended June 30, 1996, the Partnership owned and leased 43 wholly owned Properties (including one Property in Appleton, Wisconsin, which was sold in April 1996), to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1996 and 1995, the Partnership earned $2,139,258 and $949,623, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $1,099,545 and $561,190 of which was earned during the quarters ended June 30, 1996 and 1995, respectively. The increase in rental and earned income is primarily attributable to the acquisition of additional Properties subsequent to June 30, 1995, and the fact, with the exception of the one Property sold in April 1996, that Properties acquired during the quarter and six months ended June 30, 1995, were operational for the full quarter and six months ended June 30, 1996, as compared to a partial quarter and six months ended June 30, 1995.

         During the six months ended June 30, 1996, three lessees of the Partnership, (i) Golden Corral Corporation, (ii) Foodmaker, Inc. and (iii) DenAmerica Corporation, each contributed more than ten percent of the Partnership's total rental income. As of June 30, 1996, Golden Corral Corporation was the lessee under leases relating to six restaurants, Foodmaker, Inc. was the lessee under leases relating to five restaurants and DenAmerica Corporation was the lessee under leases relating to eight restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Golden Corral Corporation, Foodmaker, Inc. and DenAmerica Corporation each will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1996 and subsequent years. In addition, during the six months ended June 30, 1996, four restaurant chains, Golden Corral Family Steakhouse Restaurants, Jack in the Box, Denny's and Long John Silver's, each accounted for more than ten percent of the Partnership's total rental income. During the remainder of 1996 and subsequent years, it is anticipated that these four restaurant chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income. As of June 30, 1996, Golden Corral Corporation and DenAmerica Corporation each leased Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

         During the six months ended June 30, 1996 and 1995, the Partnership also earned $47,893 and $178,670, respectively, in interest and other income, $18,275 and $125,222 of which was earned during the quarters ended June 30, 1996 and 1995, respectively. The decrease in interest and other income is primarily attributable to the decrease in the amount of funds invested in short-term, liquid investments due to the acquisition of additional Properties during 1995 and the six months ended June 30, 1996.

         Operating expenses, including depreciation and amortization expense, were $419,654 and $185,586 for the six months ended June 30, 1996 and 1995, respectively, of which $208,759 and $116,870 were incurred for the quarters ended June 30, 1996 and 1995, respectively. The increase in operating expenses is primarily attributable to an increase in depreciation expense as the result of the acquisition of additional Properties subsequent to June 30, 1995, and the fact that Properties acquired during the six months ended June 30, 1995, were operational for the full quarter and six months ended June 30, 1996, as compared to a partial quarter and six months ended June 30, 1995. Operating expenses also increased as a result of an increase in (i) accounting and administrative expenses associated with operating the Partnership and its Properties, (ii) management fees as a result of the increase in rental revenues, as described above, (iii) the Partnership incurring additional taxes relating to the filing of various state tax returns during 1996, and (iv) insurance expense as a result of the general partners obtaining contingent liability and property coverage for the Partnership, effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

         As a result of the sale of the Property in Appleton, Wisconsin, as described in "Liquidity and Capital Resources", the Partnership recognized a gain for financial reporting purposes of $124,305 during the six months ended June 30, 1996.

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings.  Inapplicable.
Item 2.           Changes in Securities.  Inapplicable.
Item 3.           Defaults upon Senior Securities.  Inapplicable.
Item 4.           Submission of Matters to a Vote of Security Holders.
                  Inapplicable.
Item 5.           Other Information.  Inapplicable.
Item 6.           Exhibits and Reports on Form 8-K.
                  (a)      Exhibits - None.
                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of August, 1996.

                            CNL INCOME FUND XVI, LTD.

                      By:      CNL REALTY CORPORATION
                               General Partner

                               By:      /s/ James M. Seneff, Jr.
                                        JAMES M. SENEFF, JR.
                                        Chief Executive Officer
                                        (Principal Executive Officer)

                               By:      /s/ Robert A. Bourne
                                        ROBERT A. BOURNE
                                        President and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)