Form 10-Q
period 1996-09-30
CNL INCOME FUND XVI LTD
filed 1996-11-05
CIK 913058

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1996
                               -----------------------------------

                             OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                    Commission file number
                           0-26218
                    ----------------------


                  CNL Income Fund XVI, Ltd.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)


          Florida                             59-3198891
----------------------------        -------------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                32801
----------------------------        -------------------------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                       (407) 422-1574
                                    -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                      -------       -------





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







                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                              September 30,      December 31,
            ASSETS                                1996               1995
                                              -------------      ------------

Land and buildings on operating
  leases, less accumulated
  depreciation                                 $31,906,657       $29,140,773
Net investment in direct financing
  leases                                         6,015,111         7,464,949
Cash and cash equivalents                        1,495,000         3,987,786
Restricted cash                                    785,749                -
Receivables, less allowance for
  doubtful accounts of $7,829
  and $2,962                                        36,858            98,673
Prepaid expenses                                    12,233               660
Organization costs, less accumu-
  lated amortization of $4,050
  and $2,550                                         5,950             7,450
Accrued rental income                              663,132           316,482
Other assets                                            -            223,727
                                               -----------       -----------

                                               $40,920,690       $41,240,500
                                               ===========       ===========


LIABILITIES AND PARTNERS' CAPITAL

Acquisition and construction costs
  payable                                      $   129,600       $   680,528
Accounts payable                                     1,441             4,131
Escrowed real estate taxes payable                   4,147               957
Distributions payable                              900,000           787,500
Due to related parties                               7,673            71,689
Rents paid in advance and deposits                  83,506            55,543
                                               -----------       -----------
    Total liabilities                            1,126,367         1,600,348

Partners' capital                               39,794,323        39,640,152
                                               -----------       -----------

                                               $40,920,690       $41,240,500
                                               ===========       ===========


           See accompanying notes to condensed financial statements.








                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                    Quarter Ended         Nine Months Ended
                                    September 30,           September 30,
                                  1996        1995        1996        1995
                               ----------  ----------  ----------  ----------

Revenues:
  Rental income from
    operating leases           $  907,162  $  622,099  $2,673,321  $1,449,245
  Earned income from
    direct financing
    leases                        176,736     168,999     549,835     291,476
  Interest and other
    income                         22,363      95,498      70,256     274,168
                               ----------  ----------  ----------  ----------
                                1,106,261     886,596   3,293,412   2,014,889
                               ----------  ----------  ----------  ----------

Expenses:
  General operating
    and administrative             43,067      51,328     148,476     100,994
  Professional services             6,527       8,400      17,994      17,480
  Management fees to
    related parties                 9,739       7,147      28,880      15,598
  State and other taxes                -        1,981      12,806       3,141
  Depreciation and
    amortization                  140,808      90,583     411,639     207,812
                               ----------  ----------  ----------  ----------
                                  200,141     159,439     619,795     345,025
                               ----------  ----------  ----------  ----------

Income Before Gain on
  Sale of Land and
  Building                        906,120     727,157   2,673,617   1,669,864

Gain on Sale of Land
  and Building                         -           -      124,305          -
                               ----------  ----------  ----------  ----------

Net Income                     $  906,120  $  727,157  $2,797,922  $1,669,864
                               ==========  ==========  ==========  ==========

Allocation of Net
  Income:
    General partners           $    9,061  $    7,272  $   26,736  $   16,699
    Limited partners              897,059     719,885   2,771,186   1,653,165
                               ----------  ----------  ----------  ----------

                               $  906,120  $  727,157  $2,797,922  $1,669,864
                               ==========  ==========  ==========  ==========

Net Income Per Limited
  Partner Unit                 $     0.20  $     0.16  $     0.62  $     0.43
                               ==========  ==========  ==========  ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding             4,500,000   4,500,000   4,500,000   3,872,378
                               ==========  ==========  ==========  ==========


           See accompanying notes to condensed financial statements.








                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                          Nine Months Ended      Year Ended
                                            September 30,       December 31,
                                                1996                1995
                                          -----------------     ------------

General partners:
  Beginning balance                         $    27,184         $     2,876
  Net income                                     26,736              24,308
                                            -----------         -----------
                                                 53,920              27,184
                                            -----------         -----------

Limited partners:
  Beginning balance                          39,612,968          17,471,157
  Contributions                                      -           24,825,828
  Syndication costs                                  -           (2,652,718)
  Net income                                  2,771,186           2,406,533
  Distributions ($0.59 and
    $0.61 per limited partner
    unit, respectively)                      (2,643,751)         (2,437,832)
                                            -----------         -----------
                                             39,740,403          39,612,968
                                            -----------         -----------

Total partners' capital                     $39,794,323         $39,640,152
                                            ===========         ===========


           See accompanying notes to condensed financial statements.









                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                      Nine Months Ended
                                                        September 30,
                                                    1996             1995
                                                ------------     ------------

Increase (Decrease) in Cash
  and Cash Equivalents:

    Net Cash Provided by
      Operating Activities                      $  2,815,893     $  1,672,975
                                                ------------     ------------

    Cash Flows From Investing
      Activities:
        Proceeds from sale of land
          and building                               775,000               -
        Additions to land and
          buildings on operating
          leases                                  (2,392,562)     (14,604,139)
        Investment in direct
          financing leases                          (382,372)      (4,547,634)
        Increase in restricted cash                 (775,000)              -
        Payment of other assets                           -          (259,128)
        Other                                             -            20,714
                                                ------------     ------------
            Net cash used in
              investing activities                (2,774,934)     (19,390,187)
                                                ------------     ------------

    Cash Flows From Financing
      Activities:
        Reimbursement of acquisition
          and syndication costs paid
          by related parties on behalf
          of the Partnership, net                     (2,494)        (394,038)
        Contributions from limited
          partners                                        -        24,825,828
        Distributions to limited
          partners                                (2,531,251)      (1,118,398)
        Payment of syndication costs                      -        (2,450,545)
                                                ------------     ------------
            Net cash provided by
              (used in) financing
              activities                          (2,533,745)      20,862,847
                                                ------------     ------------

Net Increase (Decrease)in Cash
  and Cash Equivalents                            (2,492,786)       3,145,635

Cash and Cash Equivalents at
  Beginning of Period                              3,987,786        2,983,496
                                                ------------     ------------

Cash and Cash Equivalents at
  End of Period                                 $  1,495,000     $  6,129,131
                                                ============     ============

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Related parties paid certain
      acquisition and syndication
      costs on behalf of the
      Partnership as follows:
        Acquisition costs                       $     10,336     $     88,467
        Syndication costs                                 -           247,303
                                                ------------     ------------

                                                $     10,336     $    335,770
                                                ============     ============

    Land, building and other costs
      incurred and unpaid at end of
      period                                    $    129,600     $    819,176
                                                ============     ============

    Construction in progress at
      December 31, 1994, transferred
      to net investment in direct
      financing leases                          $         -      $    550,076
                                                ============     ============

    Net investment in direct
      financing lease reclassified
      to building on operating lease
      as a result of a change in
      estimated costs                           $  1,015,392     $         -
                                                ============     ============

    Distributions declared and
      unpaid at end of period                   $    900,000     $    680,523
                                                ============     ============


           See accompanying notes to condensed financial statements.








                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
          Quarters and Nine Months Ended September 30, 1996 and 1995


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

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

      Land and buildings on operating leases consisted of the following at:

                                          September 30,      December 31,
                                              1996               1995
                                          -------------      ------------

            Land                           $15,804,927       $15,233,066
            Buildings                       16,836,982        14,232,820
                                           -----------       -----------
                                            32,641,909        29,465,886
            Less accumulated
              depreciation                    (735,252)         (325,113)
                                           -----------       -----------

                                           $31,906,657       $29,140,773
                                           ===========       ===========

      Generally, the leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the nine months ended September 30, 1996 and 1995, the Partnership recognized $359,846 and $189,326, respectively, of such rental income, $118,310 and $80,406 of which was recognized during the quarters ended September 30, 1996 and 1995, respectively.

      The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at September 30, 1996:

            1996                                             $   792,338
            1997                                               3,170,589
            1998                                               3,181,425
            1999                                               3,231,072
            2000                                               3,369,249
            Thereafter                                        46,227,535
                                                             -----------

                                                             $59,972,208
                                                             ===========

3.    Net Investment in Direct Financing Leases:
      -----------------------------------------

      The following lists the components of the net investment in direct financing leases at:

                                          September 30,     December 31,
                                              1996              1995
                                          -------------    ------------
            Minimum lease
            payments receivable           $ 14,452,226     $ 19,100,733
            Estimated residual
              values                         1,932,560        2,290,112
            Less unearned income           (10,369,675)     (13,925,896)
                                          ------------     ------------

            Net investment in
              direct financing
              leases                      $  6,015,111     $  7,464,949
                                          ============     ============

      The following is a schedule of future minimum lease payments to be received on direct financing leases at September 30, 1996:

            1996                                             $   184,517
            1997                                                 740,834
            1998                                                 741,451
            1999                                                 742,074
            2000                                                 755,382
            Thereafter                                        11,287,968
                                                             -----------

                                                             $14,452,226
                                                             ===========

4.    Restricted Cash:
      ---------------

      As of September 30, 1996, the net sales proceeds of $775,000 from the sale of the property in Appleton, Wisconsin, plus accrued interest of $10,749, was being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property on behalf of the Partnership.

5.    Subsequent Event:
      ----------------

      In October 1996, the Partnership reinvested the net sales proceeds from the sale in April 1996, of the property in Appleton, Wisconsin, in a Boston Market property in Fayetteville, North Carolina, as tenants-in-common with an affiliate of the general partners. In connection therewith, the Partnership and its affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to each co-venturer's interest. The Partnership owns an approximate 80 percent interest in the property.








ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund XVI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1996, the Partnership owned 42 Properties.

Liquidity and Capital Resources
-------------------------------

      During the nine months ended September 30, 1996, the Partnership invested approximately $2,315,000 in two additional Properties. Upon completion of the Partnership's acquisitions in March 1996, the remaining net offering proceeds from the Partnership's offering of units were reserved for Partnership purposes.

      As a result of the Partnership's tenant selling its restaurant business located on the Partnership's Property in Appleton, Wisconsin, in April 1996, the Partnership sold its Property for $775,000, resulting in a gain for financial reporting purposes of $124,305. This Property was originally acquired by the Partnership in February 1995 and had a cost of approximately $595,100, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $179,900 in excess of its original purchase price. As of September 30, 1996, the net sales proceeds of $775,000, plus accrued interest of $10,749, were being held in an interest-bearing escrow account. In October 1996, the Partnership reinvested the net sales proceeds from the sale in April 1996, of the Property in Appleton, Wisconsin, in a Boston Market Property in Fayetteville, North Carolina, as a tenants-in-common with an affiliate of the general partners.
In connection therewith, the Partnership and its affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to each co-venturer's interest. The Partnership owns an approximate 80 percent interest in the Property.

      Currently, the Partnership's primary source of capital is cash from operations (which includes cash received from tenants and interest and other income received, less cash paid for expenses). Cash from operations was $2,815,893 and $1,672,975 for the nine months ended September 30, 1996 and 1995, respectively. The increase in cash from operations for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, is primarily a result of changes in income and expenses as discussed below in "Results of Operations" and changes in the Partnership's working capital.

      Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the use of such funds to pay Partnership expenses or to make distributions to partners. At September 30, 1996, the Partnership had $1,495,000 invested in such short-term investments, as compared to $3,987,786 at December 31, 1995. The decrease in the amount invested in short-term investments is primarily attributable to the acquisition of
additional  Properties,   as  described  above,  during the nine months ended
September 30, 1996. The funds remaining at September 30, 1996, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

      Total liabilities of the Partnership, including distributions payable, decreased to $1,126,367 at September 30, 1996, from $1,600,348 at December 31, 1995, primarily as a result of the payment during the nine months ended September 30, 1996, of construction costs accrued for certain Properties at December 31, 1995. The decrease in total liabilities at September 30, 1996, as compared to December 31, 1995, was partially offset by an increase in distributions payable at September 30, 1996. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

      Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $2,643,751 and $1,650,332 for the nine months ended September 30, 1996 and 1995, respectively ($900,000 and $680,523 for the quarters ended September 30, 1996 and 1995, respectively). This represents distributions of $0.59 and $0.43 per unit for the nine months ended September 30, 1996 and 1995, respectively ($0.20 and $0.15 per unit for the quarters ended September 30, 1996 and 1995, respectively). No distributions were made to the general partners for the quarters and nine months ended September 30, 1996 and 1995. No amounts distributed or to be distributed to the limited partners for the nine months ended September 30, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations
---------------------

      During the nine months ended September 30, 1995, the Partnership owned and leased 39 wholly owned Properties and during the nine months ended September 30, 1996, the Partnership owned and leased 43 wholly owned Properties (including one Property in Appleton, Wisconsin, which was sold in April 1996), to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1996 and 1995, the Partnership earned $3,223,156 and $1,740,721, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $1,083,898 and $791,098 of which was earned during the quarters ended September 30, 1996 and 1995, respectively. The increase in rental and earned income is primarily attributable to the acquisition of additional Properties subsequent to September 30, 1995, and the fact that, with the exception of the one Property sold in April 1996, Properties acquired during the quarter and nine months ended September 30, 1995, were operational for the full quarter and nine months ended September 30, 1996, as compared to a partial quarter and nine months ended September 30, 1995.

      During the nine months ended September 30, 1996 and 1995, the Partnership also earned $70,256 and $274,168, respectively, in interest and other income, $22,363 and $95,498 of which was earned during the quarters ended September 30, 1996 and 1995, respectively. The decrease in interest and other income is primarily attributable to the decrease in the amount of funds invested in short-term, liquid investments due to the acquisition of additional Properties during 1995 and the nine months ended September 30, 1996.

      Operating expenses, including depreciation and amortization expense, were $619,795 and $345,025 for the nine months ended September 30, 1996 and 1995, respectively, of which $200,141 and $159,439 were incurred for the quarters ended September 30, 1996 and 1995, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 1996, is partially attributable to an increase in depreciation expense as the result of the acquisition of additional Properties subsequent to September 30, 1995, and the fact that Properties acquired during the quarter and nine months ended September 30, 1995, were operational for the full quarter and nine months ended September 30, 1996, as compared to a partial quarter and nine months ended September 30, 1995. Operating expenses also increased during the nine months ended September 30, 1996, as a result of an increase in (i) accounting and administrative expenses associated with operating the Partnership and its Properties, (ii) management fees as a result of the increase in rental revenues, as described above, (iii) state taxes as a result of the Partnership incurring additional taxes relating to the filing of various state tax returns during 1996, and (iv) insurance expense as a result of the general partners obtaining contingent liability and property coverage for the Partnership, effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

      As a result of the sale of the Property in Appleton, Wisconsin, as described in "Liquidity and Capital Resources", the Partnership recognized a gain for financial reporting purposes of $124,305 during the nine months ended September 30, 1996. No Properties were sold during the nine months ended September 30, 1995.









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

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.








                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 4th day of November, 1996.

                              CNL INCOME FUND XVI, LTD.

                              By:   CNL REALTY CORPORATION
                                    General Partner

                                    By:   /s/ James M. Seneff, Jr.
                                          -------------------------
                                          JAMES M. SENEFF, JR.
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                    By:   /s/ Robert A. Bourne
                                          -------------------------
                                          ROBERT A. BOURNE
                                          President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)