Form 10-K405
period 1996-12-31
CNL INCOME FUND XVI LTD
filed 1997-03-31
CIK 913058

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                   FORM 10-K


(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from               to
                                              --------------   --------------


                        Commission file number  0-26218

                           CNL INCOME FUND XVI, LTD.
            (Exact name of registrant as specified in its charter)


               Florida                                  59-3198891
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


                       400 East South Street, Suite 500
                            Orlando, Florida  32801
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (407) 422-1574

          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class:           Name of exchange on which registered:
                None                              Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

             Units of limited partnership interest ($10 per Unit)
                               (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:  Yes      X      No
                                                   ------------   -----------

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

      Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $10 per Unit.

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None









                                    PART I


ITEM 1.  BUSINESS

      CNL Income Fund XVI, Ltd. (the "Registrant" or the "Partnership") is a limited partnership which was organized pursuant to the laws of the State of Florida on September 2, 1993. The general partners of the Partnership are Robert A. Bourne, James M. Seneff, Jr. and CNL Realty Corporation, a Florida corporation (the "General Partners"). Beginning on September 2, 1994, the Partnership offered for sale up to $45,000,000 of limited partnership interests (the "Units") (4,500,000 Units at $10 per Unit) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective February 23, 1994. The offering terminated on June 12, 1995, at which date the maximum offering proceeds of $45,000,000 had been received from investors who were admitted to the Partnership as limited partners (the "Limited Partners").

      The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $39,600,000. The Partnership acquired its first Property on October 21, 1994, and as of December 31, 1994, had purchased 22 Properties (seven of which were undeveloped land on which restaurants were being constructed as of December 31, 1994), including seven Properties consisting of only land, at a total cost of approximately $16,300,000, including acquisition fees and certain acquisition expenses. During the year ended December 31, 1995, the Partnership completed construction of the seven Properties acquired in 1994, and acquired 19 additional Properties at a cost of approximately $20,900,000, including acquisition fees and certain acquisition expenses. As of December 31, 1995, the Partnership had paid acquisition fees totalling $2,475,000 to an affiliate of the General Partners. During the year ended December 31, 1996, the Partnership used the remaining net offering proceeds to acquire two additional Properties and to establish a working capital reserve of approximately $60,000 for Partnership purposes. In addition, during the year ended December 31, 1996, the Partnership sold a Property in Appleton, Wisconsin, and used the net sales proceeds to acquire a Boston Market Property located in Fayetteville, North Carolina, with an affiliate of the General Partners as tenants-in-common. As a result of the above transactions, as of December 31, 1996, the Partnership owned 43 Properties, including seven Properties consisting of land only and one Property owned with an affiliate as tenants-in-common. The lessee of the seven Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. The Partnership leases the Properties on a triple-net basis with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities.

      The Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. In general, the General Partners plan to seek the sale of some of the Properties commencing seven to 12 years after their acquisition. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

      Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties provide for initial terms ranging from 15 to 20 years (the average being 19 years) and expire between 2009 and 2016. All leases are on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $21,600 to $220,600. All of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

      Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

      The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

Major Tenants

      During 1996, three lessees of the Partnership, Golden Corral Corporation, Foodmaker, Inc., and DenAmerica Corp. each contributed more than ten percent of the Partnership's total rental income. As of December 31, 1996, Golden Corral Corporation was the lessee under leases relating to six restaurants, Foodmaker, Inc. was the lessee under leases relating to five restaurants, and DenAmerica Corp. was the lessee under leases relating to eight restaurants. It is anticipated that based on the minimum rental payments required by the leases, these three leases each will continue to contribute more than ten percent of the Partnership's total rental income in 1997 and subsequent years. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Jack in the Box and Denny's, each accounted for more than ten percent of the Partnership's total rental income during 1996. In subsequent years, it is anticipated that these three Restaurant Chains each will continue to contribute more than ten percent of the Partnership's rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. As of December 31, 1996, Golden Corral Corporation and DenAmerica Corp. each leased Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangement

      In October 1996, the Partnership entered into an agreement to hold a Boston Market Property as tenants-in-common with an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property and net cash flow from the Property, in proportion to each co-venturer's percentage interest. The Partnership owns an 80.27% interest in this Property.

Certain Management Services

      CNL Investment Company, an affiliate of the General Partners, provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership through December 31, 1994. Under this agreement, CNL Investment Company was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Investment Company also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Investment Company an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

      Effective January 1, 1995, certain officers and employees of CNL Investment Company became officers and employees of CNL Income Fund Advisors, Inc., an affiliate of the General Partners, and CNL Investment Company assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL Income Fund Advisors, Inc. In addition, effective October 1, 1995, CNL Income Fund Advisors, Inc. assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL Fund Advisors, Inc. All of the terms and conditions of the management agreement, including the payment of fees, as described above, remain unchanged.

      The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

Competition

      The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains and restaurants in other well-known national chains, including those offering different types of food and service.

      At the time the Partnership elects to dispose of its Properties other than as a result of the exercise of tenant options to purchase Properties, the Partnership will be in competition with other persons and entities to locate purchasers for its Properties.

Employees

      The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL Fund Advisors, Inc. perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


ITEM 2.  PROPERTIES

      As of December 31, 1996, the Partnership owned, either directly or indirectly through a joint venture arrangement, 43 Properties, located in 17 states and the District of Columbia. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

      Land. The Partnership's Property sites range from approximately 16,600 to 104,800 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

      Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the seven Checkers Properties are owned by the tenant while the land parcels are owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 2,000 to 11,100 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

      Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease.

      Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1996 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.


      Golden Corral Corporation leases six Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2009 and 2011) and the average minimum base annual rent is approximately $158,300 (ranging from approximately $113,300 to $192,900).

      Foodmaker, Inc. leases five Jack in the Box restaurants. The initial term of each lease ranges from 17 to 18 years (expiring between 2011 and 2012) and the average minimum base annual rent is approximately $96,700 (ranging from approximately $87,500 to $115,600).

      DenAmerica Corp. leases eight Denny's restaurants. The initial term of each lease is 20 years (expiring in 2015) and the average minimum base annual rent is approximately $113,000 (ranging from approximately $64,800 to $220,600).

      The General Partners consider the Properties to be well-maintained and sufficient for the Partnership's operations.


ITEM 3.  LEGAL PROCEEDINGS

      Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective properties, is a party to, or subject to, any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of February 28, 1997, there were 3,018 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase) may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. Since inception, the price paid for any Unit transferred pursuant to the Plan has been $9.50 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.


      The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1996 and 1995 other than pursuant to the Plan, net of commissions (which ranged from zero to 7.4%).

                                  1996 (1)                  1995 (1)
                           -----------------------   -----------------------
                            High     Low   Average     High    Low   Average
                           ------   -----  -------   ------  ------  -------
      First Quarter        $10.00   $7.50    $8.75      (2)     (2)      (2)
      Second Quarter         9.50    8.30     8.85      (2)     (2)      (2)
      Third Quarter         10.00    9.50     9.63   $10.00  $10.00   $10.00
      Fourth Quarter        10.00    9.50     9.63     9.85    9.85     9.85

(1) A total of 15,283 and 1,124 Units were transferred other than pursuant to the Plan for the years ended December 31, 1996 and 1995.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

      The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

      For the years ended December 31, 1996 and 1995, the Partnership declared cash distributions of $3,543,751 and $2,437,832, respectively, to the Limited Partners. No amounts distributed to partners for the years ended December 31, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of the Partnership's calendar
quarter.   This amount includes monthly distributions made in arrears for the
Limited Partners electing to receive such distributions on this basis.

      Quarter Ended                                  1996        1995
      -------------                                 --------    --------

      March 31                                      $843,751    $381,897
      June 30                                        900,000     587,912
      September 30                                   900,000     680,523
      December 31                                    900,000     787,500


      The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.


ITEM 6.  SELECTED FINANCIAL DATA

                                            1996           1995           1994       1993(1)
                                        -----------    -----------    -----------    -------
Year Ended December 31:
  Revenues (2)                          $ 4,438,218    $ 3,023,641    $   207,735    $    -
  Net income (3)                          3,748,198      2,430,841        187,577         -
  Cash distributions  declared            3,543,751      2,437,832        151,434         -
  Net income per Unit (3)(4)                   0.82           0.60           0.17         -
  Cash distributions declared
    per Unit (4)                               0.79           0.61           0.14         -

At December 31:
  Total assets                          $40,955,642    $41,240,500    $19,310,413     $1,000
  Partners' capital                      39,844,599     39,640,152     17,474,033      1,000



(1) Selected financial data for 1993 represents the period September 2, 1993 (date of inception) through December 31, 1993.

(2)   Revenues include equity in earnings of joint venture.

(3) Net income for the year ended December 31, 1996, includes $124,305 from gain on sale of land and building.

(4) Based on the weighted average number of Limited Partner Units outstanding during the years ended December 31, 1996 and 1995, and the period September 23, 1994 through December 31, 1994.

      The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Partnership was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1996, the Partnership owned 43 Properties, either directly or indirectly through a joint venture arrangement.

Liquidity and Capital Resources

      On September 2, 1994, the Partnership commenced an offering to the public of up to 4,500,000 Units of limited partnership interest. The Partnership's offering of Units terminated on June 12, 1995, at which time the maximum proceeds of $45,000,000 (4,500,000 Units) had been received from investors. The Partnership, therefore, will derive no additional capital resources from the offering.

      Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $39,600,000. As of December 31, 1994, approximately $16,300,000 had been used to invest in 22 Properties (seven of which were undeveloped land on which restaurants were being constructed as of December 31, 1994) and to pay acquisition fees and certain acquisition expenses. During the year ended December 31, 1995, the Partnership completed construction of the seven Properties acquired in 1994, and acquired 19 additional Properties at a cost of approximately $20,900,000 including acquisition fees and miscellaneous acquisition expenses. As a result of the above transactions, as of December 31, 1995, the Partnership had acquired 41 Properties and paid acquisition fees totalling $2,475,000 to an affiliate of the General Partners. During the year ended December 31,


1996, the Partnership used its remaining net offering proceeds to acquire two additional Properties (one of which was undeveloped land on which a restaurant was constructed), and to establish a working capital reserve of approximately $60,000 for Partnership purposes.

      As a result of the Partnership's tenant selling its restaurant business located on the Partnership's Property in Appleton, Wisconsin, in April 1996, the Partnership sold its Property for $775,000, resulting in a gain for financial reporting purposes of $124,305. This Property was originally acquired by the Partnership in February 1995 and had a cost of approximately $595,100, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $179,900 in excess of its original purchase price. In October 1996, the Partnership reinvested the net sales proceeds in a Boston Market Property in Fayetteville, North Carolina, as tenants-in-common with an affiliate of the general partners. In connection therewith, the Partnership and its affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to each co-venturer's interest. The Partnership owns an 80.27% interest in the Property. The sale of the Property in Appleton, Wisconsin, was structured to qualify as a like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code. As a result, no gain was recognized for federal income tax purposes. Therefore, the Partnership was not required to distribute any of the net sales proceeds from the sale of this Property to Limited Partners for the purpose of paying federal and state income taxes.

      Until Properties were acquired by the Partnership, all Partnership proceeds were held in short-term, highly liquid investments which the General Partners believed to have appropriate safety of principal. This investment strategy provided high liquidity in order to facilitate the Partnership's use of these funds to acquire Properties at such time as Properties suitable for acquisition were located.

      Currently, the Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from the joint venture and interest received, less cash paid for expenses). Cash from operations was $3,753,726, $2,481,395 and $205,148 for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in cash from operations during 1996 and 1995, each as compared to the prior year, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below.

      None of the Properties owned by the Partnership is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds but will not encumber any of the Properties in connection with any such borrowing. The Partnership will not borrow for the purpose of returning capital to the Limited Partners. The Partnership will not borrow under arrangements that would make the Limited Partners liable to creditors of the Partnership. The General Partners further have represented that they will use their reasonable efforts to structure any borrowing so that it will not constitute "acquisition indebtedness" for federal income tax purposes and also will limit the Partnership's outstanding indebtedness to three percent of the aggregate adjusted tax basis of its Properties. In addition, the Partnership will not borrow unless it first obtains an opinion of counsel that such borrowing will not constitute acquisition indebtedness. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

      Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1996, the Partnership had $1,546,203 invested in such short-term investments as compared to $3,987,786 at December 31, 1995. The decrease in the amount invested in short-term investments is primarily a result of the payment of costs relating the Properties that were under construction at December 31, 1995, and the acquisition of additional Properties during the year ended December 31, 1996. The funds remaining at December 31, 1996, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

      During 1995 and 1994, affiliates of the General Partners incurred on behalf of the Partnership $258,466 and $759,326, respectively, for certain organizational and offering expenses. In addition, during 1996, 1995 and 1994, the affiliates incurred on behalf of the Partnership $9,356, $97,589 and $137,479, respectively, for certain acquisition expenses and $105,144, $131,272 and $2,875, respectively, for certain operating expenses. As of December 31, 1996 and 1995, the Partnership owed $2,292 and $71,689, respectively, to related parties for such amounts, accounting and
administrative services and management fees.   As of February 28, 1997, the
Partnership had reimbursed the


affiliates all such amounts. Other liabilities, including distributions payable, decreased to $1,108,751 at December 31, 1996, from $1,528,659 at December 31, 1995, primarily as a result of the payment during the year ended December 31, 1996, of construction costs accrued for certain Properties at December 31, 1995. The decrease in other liabilities was partially offset by an increase of $112,500 in distributions payable to Limited Partners at December 31, 1996. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

      Based on cash from operations, the Partnership declared distributions to the Limited Partners of $3,543,751, $2,437,832 and $151,434 for the years ended December 31, 1996, 1995 and 1994, respectively. This represents distributions of $0.79, $0.61 and $0.14 per Unit for the years ended December 31, 1996, 1995 and 1994, respectively. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1996, 1995 and 1994, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to Limited Partners on a quarterly basis.

      The General Partners believe that the Properties are adequately covered by insurance. In addition, the General Partners have obtained contingent liability and property coverage for the Partnership. This insurance is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will continue to generate cash flow in excess of operating expenses.

      Due to low operating expenses and ongoing cash flow, the General Partners believe that the Partnership has sufficient working capital reserves at this time. In addition, because all leases of the Partnership's Properties are on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs will be established at this time. To the extent, however, that the Partnership has insufficient funds for such purposes, the General Partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for maintenance and repairs. The General Partners have the right to cause the Partnership to maintain additional reserves if, in their discretion, they determine such reserves are required to meet the Partnership's working capital needs.

      The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations

      No significant operations were commenced until the Partnership received the minimum offering proceeds of $1,500,000 on September 22, 1994.

      The Partnership owned and leased 22 wholly owned Properties during 1994, 41 wholly owned Properties during 1995 and 43 wholly owned Properties (including one Property in Appleton, Wisconsin, which was sold in April 1996) during 1996. In addition, during 1996, the Partnership owned and leased one Property with an affiliate, as tenants-in-common. As of December 31, 1996, the Partnership owned, either directly or through a joint venture arrangement, 43 Properties which are subject to long-term, triple-net leases that provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $21,600 to $220,600. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For a further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

      During the years ended December 31, 1996, 1995 and 1994, the Partnership earned $4,297,558, $2,698,956 and $130,721, respectively, in rental income from operating leases and earned income from direct financing leases from Properties wholly owned by the Partnership. The increase in rental and earned income during 1996, as compared to 1995, is primarily attributable to the acquisition of additional Properties in 1995, and the fact that, with the exception of one Property sold in April 1996, the Properties owned at December 31, 1995, were operational for


a full year in 1996, as compared to a partial year in 1995.   The increase in
rental and earned income during 1995, as compared to 1994, is primarily attributable to the acquisition of additional Properties in 1995, and the fact that Properties acquired during 1994, were operational for a full year in 1995, as compared to a partial year in 1994.

      During the year ended December 31, 1996, the Partnership earned $37,600 in contingent rental income as a result of the sales of one restaurant Property meeting the threshold under the terms of its lease requiring payment of contingent rental income.

      In addition, for the year ended December 31, 1996, the Partnership earned $19,668 attributable to net income earned by a joint venture as a result of the Partnership reinvesting the net sales proceeds it received from the sale of the Property in Appleton, Wisconsin, in a Property in Fayetteville, North Carolina, in October 1996, with an affiliate, as tenants-
in-common.   Net income earned by this joint venture is expected to increase in 1997 as the Property owned with an affiliate, as tenants-in-common, will have been operational for a full year in 1997.

      During 1996, three lessees of the Partnership, Golden Corral Corporation, Foodmaker, Inc., and DenAmerica Corp. each contributed more than ten percent of the Partnership's total rental income. As of December 31, 1996, Golden Corral Corporation was the lessee under leases relating to six restaurants, Foodmaker, Inc. was the lessee under leases relating to five restaurants, and DenAmerica Corp. was the lessee under leases relating to eight restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1997 and subsequent years. In addition, three Restaurant Chains, Golden Corral, Jack in the Box and Denny's each accounted for more than ten percent of the Partnership's total rental income during 1996. In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

      During the years ended December 31, 1996, 1995 and 1994, the Partnership also earned $75,160, $321,137 and $21,478, respectively, in interest income from investments in money market accounts or other short-term, highly liquid investments. The decrease in interest income during 1996, as compared to 1995, is primarily attributable to the decrease in the amount of funds invested in short-term liquid investments as a result of the acquisition of additional Properties during 1995 and the payment during 1996 of construction costs accrued for certain Properties at December 31, 1995. The increase in interest during 1995, as compared to 1994, is primarily attributable to the increase in the amount of funds invested in short-term liquid investments as a result of additional Limited Partner contributions during 1995.

      In addition, during the year ended December 31, 1994, the Partnership earned $55,536 in other income as the result of net income recognized by the Partnership in accordance with the Statement of Policy of Real Estate Programs for the North American Securities Administrators Association, Inc. for certain Properties temporarily owned by affiliates of the General Partners and subsequently purchased by the Partnership.

      Operating expenses, including depreciation and amortization expense, were $814,325, $592,800 and $20,158 for the years ended December 31, 1996,
1995 and 1994, respectively. The increase in operating expenses during 1996 and 1995, each as compared to the previous year, is partially attributable to an increase in depreciation expense as the result of the acquisition of additional Properties during 1995, and the fact that the Properties acquired during 1995 and 1994 were operational for a full year in 1996 and 1995, respectively, as compared to a partial year in 1995 and 1994, respectively. Operating expenses also increased during 1996 and 1995, each as compared to the previous year, as a result of an increase in (i) accounting and administrative expenses associated with operating the Partnership and its Properties, (ii) management fees as a result of the increase in rental revenues, as described above, (iii) state taxes as a result of the Partnership incurring additional taxes relating to the filing of various state tax returns during 1996 and 1995, and (iv) insurance expense as a result of the general partners obtaining contingent liability and property coverage for the Partnership as discussed above in "Liquidity and Capital Resources."

      As a result of the sale of the Property in Appleton, Wisconsin, as described in "Liquidity and Capital Resources", the Partnership recognized a gain for financial reporting purposes of $124,305 for the year ended December 31, 1996. No Properties were sold during 1995 and 1994.


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

      The Partnership's leases as of December 31, 1996, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS



                                                                      Page

Report of Independent Accountants                                       12

Financial Statements:

  Balance Sheets                                                        13

  Statements of Income                                                  14

  Statements of Partners' Capital                                       15

  Statements of Cash Flows                                              16

  Notes to Financial Statements                                         19



                       Report of Independent Accountants



To the Partners
CNL Income Fund XVI, Ltd.


We have audited the financial statements and the financial statement schedule of CNL Income Fund XVI, Ltd. (a Florida limited partnership) listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund XVI, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/Coopers & Lybrand L.L.P.


Orlando, Florida
January 20, 1997



                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                ---------------

                                                         December 31,
           ASSETS                                   1996             1995
                                                 -----------      -----------

Land and buildings on operating
  leases, less accumulated
  depreciation                                   $31,766,349      $29,140,773
Net investment in direct financing
  leases                                           6,006,496        7,464,949
Investment in joint venture                          774,389               -
Cash and cash equivalents                          1,546,203        3,987,786
Receivables, less allowance for
  doubtful accounts of $9,875
  and $2,962                                          76,094           98,673
Prepaid expenses                                       9,174              660
Organization costs, less
  accumulated amortization of
  $4,550 and $2,550                                    5,450            7,450
Accrued rental income                                771,487          316,482
Other assets                                              -           223,727
                                                 -----------      -----------
                                                 $40,955,642      $41,240,500
                                                 ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Acquisition and construction costs
  payable                                        $   106,036      $   680,528
Accounts payable                                       2,262            4,131
Escrowed real estate taxes payable                     3,343              957
Distributions payable                                900,000          787,500
Due to related parties                                 2,292           71,689
Rents paid in advance and deposits                    97,110           55,543
                                                 -----------      -----------
    Total liabilities                              1,111,043        1,600,348

Partners' capital                                 39,844,599       39,640,152
                                                 -----------      -----------

                                                 $40,955,642      $41,240,500
                                                 ===========      ===========


                See accompanying notes to financial statements.

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------


                                               Year Ended December 31,
                                           1996         1995         1994
                                        ----------   ----------   ----------
Revenues:
  Rental income from operating
    leases                              $3,571,244   $2,209,434   $  123,180
  Earned income from direct
    financing leases                       726,314      489,522        7,541
  Contingent rental income                  37,600           -            -
  Interest                                  75,160      321,137       21,478
  Other income                               8,232        3,548       55,536
                                        ----------   ----------    ---------
                                         4,418,550    3,023,641      207,735
                                        ----------   ----------    ---------
Expenses:
  General operating and
    administrative                         183,734      187,800        9,448
  Professional services                     26,569       59,526          116
  Management fees to related
    parties                                 39,206       24,128        1,136
  State and other taxes                     12,369        3,141           -
  Depreciation and amortization            552,447      318,205        9,458
                                        ----------   ----------    ---------
                                           814,325      592,800       20,158
                                        ----------   ----------    ---------
Income Before Equity in
  Earnings of Joint Venture
  and Gain on Sale of Land
  and Building                           3,604,225    2,430,841      187,577

Equity in Earnings of Joint
  Venture                                   19,668           -            -

Gain on Sale of Land and
  Building                                 124,305           -            -
                                        ----------   ----------   ----------

Net Income                              $3,748,198   $2,430,841   $  187,577
                                        ==========   ==========   ==========

Allocation of Net Income:
  General partners                      $   36,239   $   24,308   $    1,876
  Limited partners                       3,711,959    2,406,533      185,701
                                        ----------   ----------   ----------

                                        $3,748,198   $2,430,841   $  187,577
                                        ==========   ==========   ==========

Net Income Per Limited Partner
  Unit                                  $     0.82   $     0.60   $     0.17
                                        ==========   ==========   ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                            4,500,000    4,010,281    1,120,498
                                        ==========   ==========   ==========

                See accompanying notes to financial statements.

                                                 CNL INCOME FUND XVI, LTD.
                                              (A Florida Limited Partnership)

                                              STATEMENTS OF PARTNERS' CAPITAL
                                              --------------------------------
                                        Years Ended December 31, 1996, 1995 and 1994


                             General Partners                   Limited Partners
                             -----------------  ------------------------------------------------
                                       Accumu-                               Accumu-
                              Contri-  lated      Contri-      Distri-       lated     Syndication
                              butions Earnings    butions      butions      Earnings      Costs       Total
                              ------- --------  -----------  -----------   ----------  ----------- -----------
Balance, December  31, 1993    $1,000  $    -   $        -   $        -    $       -   $        -  $     1,000

  Contributions from
    limited partners               -        -    20,174,172           -            -            -   20,174,172
  Distributions to limited
    partners ($0.14 per
    limited partner unit)          -        -            -      (151,434)          -            -     (151,434)
  Syndication costs                -        -            -            -            -    (2,737,282) (2,737,282)
  Net income                       -     1,876           -            -       185,701           -      187,577
                               ------  -------  -----------  -----------   ----------  ----------- -----------

Balance, December 31, 1994      1,000    1,876   20,174,172     (151,434)     185,701   (2,737,282) 17,474,033

  Contributions from
    limited partners               -        -    24,825,828           -            -            -   24,825,828
  Distributions to limited
    partners ($0.61 per
    limited partner unit)          -        -            -    (2,437,832)          -            -   (2,437,832)
  Syndication costs                -        -            -            -            -    (2,652,718) (2,652,718)
  Net income                       -    24,308           -            -     2,406,533           -    2,430,841
                               ------  -------  -----------  -----------   ----------  ----------- -----------

Balance, December 31, 1995      1,000   26,184   45,000,000   (2,589,266)   2,592,234   (5,390,000) 39,640,152

  Distributions to limited
    partners ($0.79 per
    limited partner unit)          -        -            -    (3,543,751)          -            -   (3,543,751)
  Net income                       -    36,239           -            -     3,711,959           -    3,748,198
                               ------  -------  -----------  -----------   ----------  ----------- -----------

Balance, December 31, 1996     $1,000  $62,423  $45,000,000  $(6,133,017)  $6,304,193  $(5,390,000)$39,844,599
                               ======  =======  ===========  ===========   ==========  =========== ===========


                                      See accompanying notes to financial statements.

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)


                           STATEMENTS OF CASH FLOWS
                           -------------------------


                                             Year Ended December 31,
                                        1996          1995          1994
                                    ------------  ------------  ------------
Increase (Decrease) in Cash and
  Cash Equivalents:

    Cash Flows From Operating
      Activities:
        Cash received from tenants  $  4,007,432  $  2,353,106  $    195,437
        Distributions from joint
          venture                         20,279            -             -
        Cash paid for expenses          (349,145)     (194,749)       (9,866)
        Interest received                 75,160       323,038        19,577
                                    ------------  ------------  ------------
            Net cash provided by
              operating activities     3,753,726     2,481,395       205,148
                                    ------------  ------------  ------------
    Cash Flows From Investing
      Activities:
        Proceeds from sale of land
          and building                   775,000            -             -
        Additions to land and
          buildings on operating
          leases                      (2,355,627)  (16,012,458)  (13,170,132)
        Investment in direct
          financing leases              (405,937)   (5,595,236)     (975,853)
        Investment in joint
          venture                       (775,000)           -             -
        Increase in other assets              -        (58,720)     (443,625)
        Other                                 -         20,714       (20,714)
                                    ------------  ------------  ------------
            Net cash used in
              investing activities    (2,761,564)  (21,645,700)  (14,610,324)
                                    ------------  ------------  ------------
    Cash Flows From Financing
      Activities:
        Reimbursement of acqui-
          sition, organization and
          syndication costs paid
          by related parties on
          behalf of the Partner-
          ship                            (2,494)     (405,569)     (854,154)
        Contributions from limited
          partners                            -     24,825,828    20,174,172
        Distributions to limited
          partners                    (3,431,251)   (1,798,921)       (2,845)
        Payment of syndication
          costs                               -     (2,452,743)   (1,929,465)
                                    ------------  ------------  ------------
            Net cash provided by
              (used in) financing
              activities              (3,433,745)   20,168,595    17,387,708
                                    ------------  ------------  ------------
Net Increase (Decrease) in Cash
  and Cash Equivalents                (2,441,583)    1,004,290     2,982,532

Cash and Cash Equivalents at
  Beginning of Year                    3,987,786     2,983,496           964
                                    ------------  ------------  ------------
Cash and Cash Equivalents at
  End of Year                       $  1,546,203  $  3,987,786  $  2,983,496
                                    ============  ============  ============


                See accompanying notes to financial statements.

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     -------------------------------------


                                             Year Ended December 31,
                                        1996          1995          1994
                                    ------------  ------------  ------------

Reconciliation of Net Income to
  Net Cash Provided by Operating
  Activities:

    Net income                      $  3,748,198  $  2,430,841  $    187,577
                                    ------------  ------------  ------------
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation                     550,447       316,205         8,908
        Amortization                       2,000         2,000           550
        Equity in earnings of
          joint venture, net of
          distributions                      611            -             -
        Gain on sale of land and
          building                      (124,305)           -             -
        Decrease (increase) in
          receivables                     58,396       (83,993)      (13,860)
        Decrease in net investment
          in direct financing
          leases                          29,269        16,003           236
        Decrease (increase) in
          prepaid expenses                (8,514)         (660)           36
        Increase in accrued rental
          income                        (468,201)     (299,090)      (17,392)
        Increase in accounts
          payable and accrued
          expenses                           517         4,036         1,052
        Increase (decrease) in due
          to related parties,
          excluding reimbursement
          of acquisition, organi-
          zation and syndication
          costs paid on behalf of
          the Partnership                (76,259)       76,682         1,869
        Increase in rents paid in
          advance and deposits            41,567        19,371        36,172
                                    ------------  ------------  ------------
            Total adjustments              5,528        50,554        17,571
                                    ------------  ------------  ------------

Net Cash Provided by Operating
  Activities                        $  3,753,726  $  2,481,395  $    205,148
                                    ============  ============  ============


                See accompanying notes to financial statements.

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------


                                             Year Ended December 31,
                                        1996          1995          1994
                                    ------------  ------------  ------------

Supplemental Schedule of Non-Cash
  Investing and Financing
  Activities:

    Related parties paid certain
      acquisition, organization
      and syndication costs on
      behalf of the Partnership
      as follows:
        Acquisition costs           $      9,356  $     97,589  $    137,479
        Organization costs                    -             -         10,000
        Syndication costs                     -        258,466       749,326
                                    ------------  ------------  ------------

                                    $      9,356  $    356,055  $    896,805
                                    ============  ============  ============

Distributions declared and
  unpaid at December 31             $    900,000  $    787,500  $    148,589
                                    ============  ============  ============


                See accompanying notes to financial statements.

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                 Years Ended December 31, 1996, 1995 and 1994


1.    Significant Accounting Policies:

      Organization and Nature of Business - CNL Income Fund XVI, Ltd. (the "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. Under the terms of a registration statement filed with the Securities and Exchange Commission, the Partnership is authorized to sell a maximum of 4,500,000 units ($45,000,000) of limited partnership interest. A total of 4,500,000 units ($45,000,000) of limited partnership interest was sold.

      The Partnership was a development stage enterprise from September 2, 1993 through September 22, 1994. Since operations had not begun, activities through September 22, 1994, were devoted to organization of the Partnership.

      The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

      Real Estate and Lease Accounting - The Partnership records the acquisition of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

            Direct financing method - The leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset) (Note 4). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the leases.


                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


1.    Significant Accounting Policies:

            Operating method - Land and building leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

            Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

      When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair market value.

      When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, and to decrease rental or other income or increase bad debt expense for the current period, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.


                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


1.    Significant Accounting Policies:

      Investment in Joint Venture - The Partnership accounts for its interest in a property in Fayetteville, North Carolina, held as tenants-in-common with an affiliate, using the equity method since the Partnership shares control with an affiliate which has the same general partners.

      Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks, certificates of deposit and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

      Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks, certificates of deposit and money market funds may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts. The Partnership limits investment of temporary cash investments to financial institutions with high credit standing; therefore, the Partnership believes it is not exposed to any significant credit risk on cash and cash equivalents.

      Organization Costs - Organization costs are amortized over five years using the straight-line method.

      Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

      Additionally, for tax purposes, syndication costs are included in
      Partnership equity and in the basis of each partner's investment.   For
      financial reporting  purposes, syndication


                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


1.    Significant Accounting Policies:

      costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment (Note 6).

      Weighted Average Number of Limited Partner Units Outstanding -Net income and distributions per limited partner unit are calculated based upon the weighted average number of units of limited partnership interest outstanding during the period the Partnership was operational.

      Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      Reclassification - Certain items in the prior year's financial statements have been reclassified to conform to 1996 presentation. These reclassifications had no effect on partners' capital or net income.

      New Accounting Standard - Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

2.    Leases:

      The Partnership leases its land or land and buildings primarily to operators of national and regional fast-food and family-style restau-rants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Thirty-two of the leases are classified as operating leases and ten of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing


                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


2.    Leases - Continued:

      leases while the land portion of six of the leases are operating leases. All leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.    Land and Buildings on Operating Leases:

      Land and buildings on operating leases consisted of the following at December 31:
                                                1996           1995
                                             -----------    -----------

            Land                             $15,804,927    $15,233,066
            Buildings                         16,836,982     14,232,820
                                             -----------    -----------
                                              32,641,909     29,465,886
            Less accumulated
              depreciation                      (875,560)      (325,113)
                                             -----------    -----------
                                             $31,766,349    $29,140,773
                                             ===========    ===========

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

      Generally, the leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1996, 1995 and 1994, the Partnership recognized $468,201, $299,090 and $17,392, respectively, of such rental income.


                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


3.    Land and Buildings on Operating Leases - Continued:

      The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1996:

            1997                                            $ 3,170,589
            1998                                              3,181,425
            1999                                              3,231,072
            2000                                              3,369,249
            2001                                              3,438,230
            Thereafter                                       42,789,305
                                                            -----------

                                                            $59,179,870
                                                            ===========

      Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.    Net Investment in Direct Financing Leases:

      The following lists the components of the net investment in direct financing leases at December 31:

                                               1996             1995
                                           ------------     ------------
            Minimum lease payments
              receivable                   $ 14,267,132     $ 19,100,733
            Estimated residual
              values                          1,932,560        2,290,112
            Less unearned income            (10,193,196)     (13,925,896)
                                           ------------     ------------
            Net investment in
              direct financing
              leases                       $  6,006,496     $  7,464,949
                                           ============     ============

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


4.    Net Investment in Direct Financing Leases - Continued:

      The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1996:

            1997                                             $   740,834
            1998                                                 741,451
            1999                                                 742,074
            2000                                                 755,382
            2001                                                 759,526
            Thereafter                                        10,527,865
                                                             -----------

                                                             $14,267,132
                                                             ===========

      The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.    Investment in Joint Venture:

      In October 1996, the Partnership acquired a property in Fayetteville, North Carolina, with an affiliate of the Partnership that has the same general partners, as tenants-in-common. In connection therewith, the Partnership contributed $775,000 for a 80.27% interest in such property. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate. Amounts relating to this investment are presented as an investment in joint venture.

      The Partnership and an affiliate, as tenants-in-common, own and lease one Boston Market property. The following presents the combined, condensed financial information for the property held as tenants-in-common with an affiliate at December 31:

                                                  1996           1995
                                               ---------      ---------
            Land and building on
              operating lease,
              less accumulated
              depreciation                      $960,732        $    -
            Cash                                     100             -
            Accrued rental income                  3,929             -
            Liabilities                               23             -
            Partners' capital                    964,738             -
            Revenues                              29,293             -
            Net income                            24,502             -


                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


5.    Investment in Joint Venture - Continued:

      The Partnership recognized income totalling $19,668 for the year ended December 31, 1996, from this property held as tenants-in-common with an affiliate.

6.    Syndication Costs:

      Syndication costs consisting of legal fees, commissions, the marketing support and due diligence expense reimbursement fee, printing and other expenses incurred in connection with the offering totalled $5,390,000. These offering expenses were charged to the limited partners' capital accounts to reflect the net capital proceeds of the offering.

7.    Allocations and Distributions:

      Generally, net income and losses of the Partnership, excluding gains and losses from the sale of properties, are allocated 99 percent to the limited partners and one percent to the general partners. Distributions of net cash flow are made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners shall be subordinated to receipt by the limited partners of an aggregate, eight percent, cumulative, noncompounded annual return on their invested capital contributions (the "Limited Partners' 8% Return").

      Generally, net sales proceeds from the sale of properties, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their Limited Partners' 8% Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated


                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


7.    Allocations and Distributions - Continued:

      first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

      During the years ended December 31, 1996, 1995 and 1994, the Partnership declared distributions to the limited partners of $3,543,751, $2,437,832 and $151,434, respectively. No distributions have been made to the general partners to date.

8.    Income Taxes:

      The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                           1996         1995        1994
                                        ----------   ----------  ----------
            Net income for financial
              reporting purposes        $3,748,198   $2,430,841  $  187,577

            Depreciation for tax
              reporting purposes in
              excess of depre-
              ciation for financial
              reporting purposes            (1,943)     (13,929)     (2,229)

            Direct financing leases
              recorded as operating
              leases for tax
              reporting purposes            29,269       16,003         236

            Equity in earnings of joint
              venture for financial
              reporting purposes in
              excess of equity in
              earnings of joint venture
              for tax reporting purposes    (1,330)          -           -

            Gain on sale of land and
              building for financial
              reporting purposes in
              excess of gain for tax
              reporting purposes          (124,305)          -           -

            Allowance for doubtful
              accounts                       6,913        2,962          -

            Accrued rental income         (468,201)    (299,090)    (17,392)

            Rents paid in advance           47,221        2,595      21,672

            Other                            4,008           -           -
                                        ----------   ----------  ----------
            Net income for federal
              income tax purposes       $3,239,830   $2,139,382  $  189,864
                                        ==========   ==========  ==========


                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


9.    Related Party Transactions:

      One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Securities, Corp., CNL Investment Company and CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, is the president of CNL Securities Corp., CNL Investment Company and CNL Fund Advisors, Inc. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1996, 1995 and 1994, CNL Investment Company, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc. (hereinafter referred to collectively as the "Affiliates") and CNL Securities Corp. each performed certain services for the Partnership, as described below.

      For the years ended December 31, 1995 and 1994, the Partnership incurred $2,110,195 and $1,714,805, respectively, in syndication costs due to CNL Securities Corp. for services in connection with selling limited partnership interests. A substantial portion of these amounts ($3,607,653) was paid as commissions to other broker-dealers.

      In addition, for the years ended December 31, 1995 and 1994, the Partnership incurred $124,129 and $100,871, respectively, as a marketing support and due diligence expense reimbursement fee due to CNL Securities Corp. This fee equals 0.5% of the limited partner contributions of $45,000,000. A portion of this fee has been reallowed to other broker-dealers and all due diligence expenses were paid from such fee.

      Additionally, the Partnership incurred $1,365,421 and $1,109,579 for the years ended December 31, 1995 and 1994, respectively, in acquisition fees due to the Affiliates for services in finding, negotiating and acquiring properties on behalf of the Partnership. These fees represent 5.5% of the limited partner capital contributions of $45,000,000.

      During the years ended December 31, 1996, 1995 and 1994, certain Affiliates acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliates an annual, non-cumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint


                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


9     Related Party Transactions - Continued:

      ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geo-graphic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Affiliates. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Affiliates shall determine. The Partnership incurred management fees of $39,206, $24,128 and $1,136 for the years ended December 31, 1996, 1995 and 1994, respectively.

      Certain Affiliates are also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties, based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliates provide a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate Limited Partners' 8% Return, plus their invested capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

      During the years ended December 31, 1996, 1995 and 1994, Affiliates provided accounting and administrative services to the Partnership (including accounting and administrative services in connection with the offering of units) on a day-to-day basis. The expenses incurred for these services were classified as follows:

                                           1996        1995        1994
                                         --------    --------   --------
            Syndication costs            $     -     $159,928   $172,280
            General operating
              and administrative
             expenses                     118,677     114,317      5,887
                                         --------    --------   --------
                                         $118,677    $274,245   $178,167
                                         ========    ========   ========

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


9.    Related Party Transactions - Continued:

      During 1994, the Partnership acquired five properties for an aggregate purchase price of $4,094,992 from affiliates of the general partners.
      In addition, during 1996, the Partnership acquired one property from an affiliate of the general partners, for a purchase price of $775,000.
      The property acquired during 1996 is being held as tenants-in-common, with another affiliate of the general partners. The affiliates had purchased and temporarily held title to these properties in order to facilitate the acquisition of the properties by the Partnership. The purchase prices paid by the Partnership represented the costs incurred by the affiliates to acquire the properties, including closing costs.
      In accordance with the Statement of Policy of Real Estate Programs for the North American Securities Administrators Association, Inc., all income, expenses, profits and losses generated by or associated with the properties, or interests therein, purchased from an affiliate in which the affiliate has acted as an interim owner, are treated as belonging to the Partnership. For the year ended December 31, 1994, other income includes $55,536 of such amounts.

      The due to related parties consisted of the following at December 31:

                                                       1996         1995
                                                     --------     --------
            Due to Affiliates:
              Expenditures incurred on
                behalf of the Partnership            $     31     $ 53,014
              Accounting and administra-
                tive services                           1,674       17,293
              Management fees                             587        1,382
                                                     --------     --------

                                                     $  2,292     $ 71,689
                                                     ========     ========

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


10.   Concentration of Credit Risk:

      The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income for at least one of the years ended December 31:

                                    1996          1995          1994
                                 ----------    ----------    ----------
            DenAmerica
              Corp.              $1,051,328    $  361,810    $       -
            Golden Corral
              Corporation           954,476       663,648         1,020
            Foodmaker, Inc.         556,610       557,877        93,271
            Checkers Drive-
              In Restaurants,
              Inc.                  290,041       290,041        23,244

      In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income for at least one of the years ended December 31:

                                    1996          1995          1994
                                 ----------    ----------    ----------
            Denny's              $1,163,621    $  461,380    $       -
            Golden Corral
              Family Steak-
              house Restau-
              rants                 954,476       663,648         1,020
            Jack in the Box         556,610       557,877        93,271
            Long John
              Silver's              432,495       331,094         8,761
            Checkers Drive-In
              Restaurants           290,041       290,041        23,244

      Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

      James M. Seneff, Jr., age 50, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991, served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $40 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the ``CNL Income Fund Partnerships''), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

      Robert A. Bourne, age 49, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund


Advisors, Inc., and President, Chief Investment Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, and since February 1996, as Vice Chairman of the Board of Directors, Secretary and Treasurer of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner.
Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

      CNL Realty Corporation is a corporation organized on November 26, 1985, under the laws of the State of Florida. Its sole directors and shareholders are James M. Seneff, Jr. and Robert A. Bourne, the individual General Partners. CNL Realty Corporation was organized to serve as the corporate general partner of real estate limited partnerships, such as the Partnership, organized by one or both of the individual General Partners. CNL Realty Corporation currently serves as the corporate general partner of the CNL Income Fund Partnerships.

      CNL Fund Advisors, Inc., provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

      CNL Group, Inc., which is the parent company of CNL Fund Advisors, Inc., is a diversified real estate corporation organized in 1980 under the laws of the State of Florida. Other subsidiaries and affiliates of CNL Group, Inc. include a property development and management company, two investment advisory companies, and seven corporations organized as strategic business units.
James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

      The following persons serve as operating officers of CNL Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Group, Inc. and its affiliated companies.

      John T. Walker, age 38, joined CNL Group, Inc. in September 1994, as Senior Vice President, responsible for Research and Development. He currently serves as the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price



Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

      Lynn E. Rose, age 48, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, a director of CNL Realty Advisors, Inc. since its inception in 1991, Secretary of CNL Realty Advisors, Inc. since its inception in 1991 (excluding February 1996 to July 1996), Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida and is a registered financial and operations principal of CNL Securities Corp. She was licensed as a certified public accountant in 1979.

      Jeanne A. Wall, age 38, has served as Chief Operating Officer of
CNL Investment Company and of CNL Securities Corp. since November 1994 and previously served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. as its Partnership Administrator. In 1985, Ms. Wall became Vice President of CNL Securities Corp. and, in 1987, she became a Senior Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees the partnership administration and investor services for programs offered through participating brokers. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991, as Vice President of Commercial Net Lease Realty, Inc. since 1992, as Executive Vice President of CNL Income Fund Advisors, Inc. from its inception in 1994 to December 1995, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

      Steven D. Shackelford, age 33, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. Mr. Shackelford joined CNL Group, Inc. in September 1996. He also currently serves as the Chief Financial Officer of CNL American Properties Fund, Inc. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University and is a certified public accountant.


ITEM 11.  EXECUTIVE COMPENSATION

      Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of February 28, 1997, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

      The following table sets forth, as of February 28, 1997, the beneficial ownership interests of the General Partners in the Registrant.


      Title of Class             Name of Partner          Percent of Class
      --------------             ---------------          ----------------

General Partnership Interests    James M. Seneff, Jr.             45%
                                 Robert A. Bourne                 45%
                                 CNL Realty Corporation           10%
                                                                 ----
                                                                 100%
                                                                 ====

      Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. There are no arrangements which at a subsequent date may result in a change in control of the Registrant.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1996, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                           Amount Incurred
  Type of Compensation                                       For the Year
      and Recipient           Method of Computation     Ended December 31,1996
  --------------------        ---------------------     ----------------------

Acquisition fees and        Fees equal to 5.5% of       Acquisition fees:  $ -0-
expenses to affiliates      gross offering proceeds
                            to affiliates plus          Acquisition expenses:
                            reimbursement to the        $9,356
                            General Partners and
                            their affiliates for
                            expenses actually
                            incurred.

Reimbursement to            Operating expenses are      Operating expenses in-
affiliates for operating    reimbursed at the lower     curred on behalf of the
expenses                    of cost or 90 percent of    Partnership: $105,144
                            the prevailing rate at
                            which comparable            Accounting and admini-
                            services could have been    strative services:
                            obtained in the same        $118,677
                            geographic area.
                            Affiliates of the
                            General Partners from
                            time to time incur
                            certain operating
                            expenses on behalf of
                            the Partnership for
                            which the Partnership
                            reimburses the
                            affiliates without
                            interest.

Annual management fee to    One percent of the sum         $39,206
affiliates                  of gross revenues from
                            Properties wholly owned
                            by the Partnership plus
                            the Partnership's
                            allocable share of gross
                            revenues of joint
                            ventures in which the
                            Partnership is a co-
                            venturer. The manage-
                            ment fee, which will not
                            exceed competitive fees
                            for comparable services
                            in the same geographic
                            area, may or may not be
                            taken, in whole or in
                            part as to any year, in
                            the sole discretion of
                            affiliates.  All or any
                            portion of the
                            management fee not taken
                            as to any fiscal year
                            shall be deferred
                            without interest and may
                            be taken in such other
                            fiscal year as the
                            affiliates shall
                            determine.




                                                            Amount Incurred
  Type of Compensation                                        For the Year
      and Recipient           Method of Computation      Ended December 31,1996
  --------------------        ---------------------      ----------------------

Deferred, subordinated      A deferred, subordinated     $ -0-
real estate disposition     real estate disposition
fee payable to              fee, payable upon sale
affiliates                  of one or more
                            Properties, in an amount
                            equal to the lesser of
                            (i) one-half of a
                            competitive real estate
                            commission, or (ii)
                            three percent of the
                            sales price of such
                            Property or Properties.
                            Payment of such fee
                            shall be made only if
                            affiliates of the
                            General Partners provide
                            a substantial amount of
                            services in connection
                            with the sale of a
                            Property or Properties
                            and shall be
                            subordinated to certain
                            minimum returns to the
                            Limited Partners.
                            However, if the net
                            sales proceeds are
                            reinvested in a
                            replacement property, no
                            such real estate
                            disposition fee will be
                            incurred until such
                            replacement property is
                            sold and the net sales
                            proceeds are
                            distributed.

General Partners'           A deferred, subordinated     $ -0-
deferred, subordinated      share equal to one
share of Partnership net    percent of Partnership
cash flow                   distributions of net
                            cash flow, subordinated
                            to certain minimum
                            returns to the Limited
                            Partners.

General Partners'           A deferred, subordinated      $ -0-
deferred, subordinated      share equal to five
share of Partnership        percent of Partnership
net sales proceeds from     distributions of such net
a sale or sales             sales proceeds, subordi-
                            nated to certain minimum
                            returns to the Limited
                            Partners.



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report.

      1.  Financial Statements

            Report of Independent Accountants

            Balance Sheets at December 31, 1996 and 1995

            Statements of Income for the years ended December 31, 1996, 1995 and 1994

            Statements of Partners' Capital for the years ended December 31, 1996, 1995 and 1994

            Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

            Notes to Financial Statements

      2.  Financial Statement Schedule

            Schedule III - Real Estate and Accumulated Depreciation at
                             December 31, 1996

            Notes to Schedule III - Real Estate and Accumulated Depreciation
                                      at December 31, 1996

            All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

      3.  Exhibits

            3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XVI, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-69968-01 on Form S-11 and incorporated herein by reference.)

            4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XVI, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-69968-01 on Form S-11 and incorporated herein by reference.)

            4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XVI, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

            10.1 Management Agreement between CNL Income Fund XVI, Ltd. and CNL Investment Company (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

            10.2 Assignment of Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as
                  Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)


            10.3 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as
                  Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

            27    Financial Data Schedule (Filed herewith.)

      (b) The Registrant filed no reports on Form 8-K during the period October 1, 1996 through December 31, 1996.

      (c)   Not applicable.

      (d)   Other Financial Information

            The Partnership is required to file audited financial information of two of its tenants (DenAmerica Corp. and Golden Corral Corporation) as a result of these two tenants each leasing more than 20 percent of the Partnership's total assets for the year ended December 31, 1996. DenAmerica Corp. is a public company and as of the date hereof, had not filed their Form 10-K; therefore, the financial statements are not available to the Partnership to include in this filing. The Partnership will file this financial information under cover of a Form 10-K/A as soon as it is available. Golden Corral Corporation is a privately-held company and its financial information is not publicly available.




                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1997.

                              CNL INCOME FUND XVI, LTD.

                              By:  CNL REALTY CORPORATION
                                   General Partner

                                   /s/ Robert A. Bourne
                                   --------------------------
                                   ROBERT A. BOURNE, President


                              By:  ROBERT A. BOURNE
                                   General Partner

                                   /s/ Robert A. Bourne
                                   ---------------------------
                                   ROBERT A. BOURNE


                              By:  JAMES M. SENEFF, JR.
                                   General Partner

                                   /s/ James M. Seneff, Jr.
                                   ---------------------------
                                   JAMES M. SENEFF, JR.







      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                    Title                      Date
       ----------                   ------                      -----


/s/ Robert A. Bourne       President, Treasurer and        March 26, 1997
-----------------------    Director (Principal
Robert A. Bourne           Financial and Accounting
                           Officer)


/s/ James M. Seneff, Jr.   Chief Executive Officer         March 26, 1997
-----------------------    and Director (Principal
James M. Seneff, Jr.       Executive Officer)












                                          CNL INCOME FUND XVI, LTD.
                                       (A Florida Limited Partnership)

                           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              December 31, 1996


                                                                                  Costs Capitalized
                                                                                      Subsequent
                                                         Initial Cost               To Acquisition
                                                  --------------------------   ----------------------
                                                                 Buildings
                                         Encum-                     and          Improve-    Carrying
                                        brances       Land      Improvements      ments       Costs
                                       --------   -----------   ------------   -----------   --------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Arby's Restaurant:
      Indianapolis, Indiana                  -    $   315,276     $  591,993   $        -      $   -

    Boston Market Restaurants:
      St. Cloud, Minnesota                   -        502,786        645,127            -          -
      Columbia Heights, Minnesota            -        277,576        725,953            -          -

    Checkers Drive-In Restaurants:
      Oviedo, Florida                        -        545,472             -             -          -
      Conyers, Georgia                       -        363,553             -             -          -
      Lake Worth, Florida                    -        325,302             -             -          -
      Ocala, Florida                         -        289,578             -             -          -
      Pompano Beach, Florida                 -        373,491             -             -          -
      Tampa, Florida                         -        372,177             -             -          -
      Tampa, Florida                         -        221,715             -             -          -

    Denny's Restaurants:
      Tucson, Arizona                        -        218,353             -             -          -
      Idaho Falls, Idaho                     -        552,186             -        692,274         -
      Branson, Missouri                      -      1,160,979             -      1,010,688         -
      Dover, Ohio                            -        266,829             -             -          -
      Salina, Kansas                         -        260,711             -             -          -
      Moab, Utah                             -        432,825             -             -          -
      Mesquite, Texas                        -        403,548        650,659            -          -
      Temple, Texas                          -        306,866        677,659            -          -

    Golden Corral Family
      Steakhouse Restaurants:
        Fort Collins, Colorado               -        566,943             -      1,122,500         -
        Hickory, North Carolina              -        761,108             -      1,001,893         -
        Independence, Missouri               -        781,761             -      1,147,538         -
        Baytown, Texas                       -        446,240             -        971,766         -
        Rosenburg, Texas                     -        320,133             -        804,428         -
        Farmington, New Mexico               -        517,495             -      1,037,873         -

    IHOP Restaurant:
      Ft. Worth, Texas                       -        364,634        554,302            -          -

    Jack in the Box Restaurants:
      Brownsville, Texas                     -        553,671             -        658,282         -
      Grand Prairie, Texas                   -        439,950             -        636,524         -
      Rancho Cordova, California             -        401,302        595,722            -          -
      Temple City, California                -        744,493        225,404            -          -
      Texas City, Texas                      -        403,476        568,053            -          -

    KFC Restaurant:
      Concordia, Missouri                    -        188,759             -        434,369         -






                                                                                             Life
                                                                                           on Which
          Gross Amount at Which Carried                                                  Depreciation
             at Close of Period (g)                                                        in Latest
                  Buildings                                       Date                      Income
                     and                        Accumulated      of Con-       Date      Statement is
      Land       Improvements      Total        Depreciation    struction    Acquired      Computed
   ----------    ------------   -----------     ------------    ---------    --------    ------------




  $   315,276     $   591,993   $   907,269         $ 27,045         1978       08/95             (c)


      502,786         645,127     1,147,913           27,823         1995       09/95             (c)
      277,576         725,953     1,003,529           25,193         1995       12/95             (c)


      545,472              -        545,472              (b)           -        11/94             (b)
      363,553              -        363,553              (b)           -        12/94             (b)
      325,302              -        325,302              (b)           -        12/94             (b)
      289,578              -        289,578              (b)           -        12/94             (b)
      373,491              -        373,491              (b)           -        12/94             (b)
      372,177              -        372,177              (b)           -        12/94             (b)
      221,715              -        221,715              (b)           -        12/94             (b)


      218,353             (d)       218,353              (e)         1995       10/94             (e)
      552,186         692,274     1,244,460           35,059         1995       01/95             (c)
    1,160,979       1,010,688     2,171,667           33,905         1995       03/95             (c)
      266,829             (d)       266,829              (e)         1971       03/95             (e)
      260,711             (d)       260,711              (e)         1995       04/95             (e)
      432,825             (d)       432,825              (e)         1995       06/95             (e)
      403,548         650,659     1,054,207           28,953         1995       08/95             (c)
      306,866         677,659       984,525           30,154         1975       08/95             (c)



      566,943       1,122,500     1,689,443           67,427         1995       10/94             (c)
      761,108       1,001,893     1,763,001           66,884         1994       11/94             (c)
      781,761       1,147,538     1,929,299           76,607         1994       11/94             (c)
      446,240         971,766     1,418,006           56,372         1995       01/95             (c)
      320,133         804,428     1,124,561           38,281         1995       05/95             (c)
      517,495       1,037,873     1,555,368           27,558         1996       01/96             (c)


      364,634         554,302       918,936           15,224         1994       03/96             (c)


      553,671         658,282     1,211,953           43,209         1995       10/94             (c)
      439,950         636,524     1,076,474           37,770         1995       10/94             (c)
      401,302         595,722       997,024           43,088         1985       10/94             (c)
      744,493         225,404       969,897           16,303         1984       10/94             (c)
      403,476         568,053       971,529           41,087         1991       10/94             (c)


      188,759         434,369       623,128           16,502         1995       09/95             (c)









                                          CNL INCOME FUND XVI, LTD.
                                       (A Florida Limited Partnership)

                           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              December 31, 1996


                                                                                  Costs Capitalized
                                                                                      Subsequent
                                                         Initial Cost              To Acquisition
                                                  --------------------------   ----------------------
                                                                 Buildings
                                         Encum-                     and          Improve-    Carrying
                                        brances       Land      Improvements      ments       Costs
                                       --------   -----------   ------------   -----------   --------
    Kenny Rogers Roasters
      Restaurant:
        Madison, Tennessee                   -        343,367        484,422            -          -

    Long John Silver's Restaurants:
      Charlotte, North Carolina              -        313,200             -        415,695         -
      Copperas Cove, Texas                   -        162,000             -             -          -
      Kansas City, Missouri                  -        370,204             -        433,058         -
      Silver City, New Mexico                -        116,767        183,174            -          -

    Shoney's Restaurant:
      Las Vegas, Nevada                      -        426,238             -             -          -

    Wendy's Old Fashioned Hamburgers
      Restaurant:
        Washington, District of
          Columbia                           -        393,963        567,626            -          -
                                                  -----------     ----------   -----------     ------

                                                  $15,804,927     $6,470,094   $10,366,888     $   -
                                                  ===========     ==========   ===========     ======
Property of Joint Venture in
  Which the Partnership has an
  80.27% Interest and has Invested
  in Under an Operating Lease:

    Boston Market Restaurant:
      Fayetteville, North Carolina           -    $   377,800     $  587,700   $        -      $   -
                                                  ===========     ==========   ===========     ======
Properties the Partnership
  has Invested in Under
  Direct Financing Leases:

    Denny's Restaurants:
      Tucson, Arizona                        -    $        -      $      -     $   539,769     $   -
      Bucyrus, Ohio                          -        139,003        155,194       273,858         -
      Dover, Ohio                            -             -         200,612       236,270         -
      Salina, Kansas                         -             -             -         693,781         -
      Moab, Utah                             -             -             -         727,211         -

    Kenny Rogers Roasters
      Restaurant:
        Chattanooga, Tennessee               -        184,014        577,320            -          -

    Long John Silver's Restaurants:
      Celina, Ohio                           -        109,129           -          425,145         -
      Clovis, New Mexico                     -        127,607        425,282            -          -
      Copperas Cove, Texas                   -             -         424,319            -          -

    Shoney's Restaurant:
      Las Vegas, Nevada                      -             -         812,466            -          -
                                                  -----------     ----------    ----------     ------

                                                  $   559,753     $2,595,193    $2,896,034     $   -
                                                  ===========     ==========    ==========     ======






                                                                                             Life
                                                                                           on Which
          Gross Amount at Which Carried                                                  Depreciation
             at Close of Period (g)                                                        in Latest
                  Buildings                                       Date                      Income
                     and                        Accumulated      of Con-       Date      Statement is
      Land       Improvements      Total        Depreciation    struction    Acquired      Computed
   ----------    ------------   -----------     ------------    ---------    --------    ------------


      343,367         484,422       827,789           26,743         1995       05/95             (c)


      313,200         415,695       728,895           23,442         1995       12/94             (c)
      162,000             (d)       162,000              (e)         1994       12/94             (e)
      370,204         433,058       803,262           25,736         1995       12/94             (c)
      116,767         183,174       299,941            6,524         1982       12/95             (c)


      426,238             (d)       426,238              (e)         1992       05/95             (e)




      393,963         567,626       961,589           38,671         1983       12/94             (c)
  -----------     -----------   -----------         --------

  $15,804,927     $16,836,982   $32,641,909         $875,560
  ===========     ===========   ===========         ========






  $   377,800     $   587,700   $   965,500         $  4,768         1996       10/96             (c)
  ===========    ============   ===========         ========





          (d)             (d)           (d)              (e)         1995       10/94             (e)
          (d)             (d)           (d)              (f)         1973       03/95             (f)
          (d)             (d)           (d)              (e)         1971       03/95             (e)
          (d)             (d)           (d)              (e)         1995       04/95             (e)
          (d)             (d)           (d)              (e)         1995       06/94             (e)



          (d)             (d)           (d)              (f)         1995       05/95             (f)


          (d)             (d)           (d)              (f)         1995       10/94             (f)
          (d)             (d)           (d)              (f)         1976       12/94             (f)
          (d)             (d)           (d)              (e)         1994       12/94             (e)


          (d)             (d)           (d)              (e)         1992       05/95             (e)



                                                     F-3






                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

       NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
       ----------------------------------------------------------------

                               December 31, 1996



(a) Transactions in real estate and accumulated depreciation during 1996, 1995 and 1994 are summarized as follows:

                                                                 Accumulated
                                                    Cost         Depreciation
                                                 -----------     ------------

            Properties the Partnership
              has Invested in Under
              Operating Leases:

                Balance, December 31, 1993       $        -          $     -
                Acquisitions                      14,697,306               -
                Depreciation expense                      -             8,908
                                                 -----------         --------

                Balance, December 31, 1994        14,697,306            8,908
                Acquisitions                      15,418,316               -
                Reclassified to net invest-
                  ment in direct financing
                  lease                             (649,736)              -
                Depreciation expense                      -           316,205
                                                 -----------         --------

                Balance, December 31, 1995        29,465,886          325,113
                Acquisitions                       3,488,522               -
                Dispositions                        (312,499)              -
                Depreciation expense                      -           550,447
                                                 -----------         --------

                Balance, December 31, 1996       $32,641,909         $875,560
                                                 ===========         ========


            Property of Joint Venture in
              Which the Partnership has an
              80.27% Interest and has Invested
              in Under and Operating Lease:

                Balance, December 31, 1995       $        -          $     -
                Acquisition                          965,500               -
                Depreciation expense                      -             4,768
                                                 -----------         --------

                Balance, December 31, 1996       $   965,500         $  4,768
                                                 ===========         ========


(b) The building portion of this property is owned by the tenant; therefore, depreciation is not applicable.

(c) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(d) For financial reporting purposes, certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

(e) For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.


                                      F-4









                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                           DEPRECIATION - CONTINUED

                               December 31, 1996




(f) For financial reporting purposes, the lease for the land and building has been recorded as a direct financing lease. The cost of the land and building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(g) As of December 31, 1996, the aggregate cost of the Properties owned by the Partnership and the joint venture for federal income tax purposes was $38,696,890 and $965,499, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(h) During the years ended December 31, 1996 and 1994, the Partnership purchased land and buildings from affiliates of the General Partners for an aggregate cost of $775,000 and $4,094,922, respectively, and during the year ended December 31, 1994, the Partnership incurred acquisition fees totalling $1,109,579, paid to CNL Investment Company. Such amounts are included in land and buildings on operating leases, net investment in direct financing leases and investment in joint venture at December 31, 1996, and 1995.


                                    F-5






                                  EXHIBITS



                               EXHIBIT INDEX


Exhibit Number                                                        Page

    3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XVI, Ltd. (Included as Exhibit 3.2 to
            Registration Statement No. 33-69968-01 on Form S-11 and incorporated herein by reference.)

    4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XVI, Ltd. (Included as Exhibit 3.2 to
            Registration Statement No. 33-69968-01 on Form S-11 and incorporated herein by reference.)

    4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XVI, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

   10.1 Management Agreement between CNL Income Fund XVI, Ltd. and CNL Investment Company (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

   10.2 Assignment of Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as
            Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

   10.3 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as
            Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

   27       Financial Data Schedule (Filed herewith.)


                                   i