Form 10-Q
period 1997-03-31
CNL INCOME FUND XVI LTD
filed 1997-05-12
CIK 913058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1997
                               --------------------------

                                       OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


                             Commission file number
                                    0-26218
                             ----------------------

                           CNL Income Fund XVI, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                               59-3198891
-----------------------------                              -------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organiza-                              Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                                 32801
----------------------------                               -------------------
(Address of principal                                          (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                                        (407) 422-1574
                                                           -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No

                                    CONTENTS
                                    --------


Part I                                                            Page
                                                                  ----
  Item 1.  Financial Statements:

             Condensed Balance Sheets                               1

             Condensed Statements of Income                         2

             Condensed Statements of Partners' Capital              3

             Condensed Statements of Cash Flows                    4-5

             Notes to Condensed Financial Statements               6-7

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                 8-10


Part II

  Other Information                                                 11

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                       March 31,               December 31,
            ASSETS                       1997                      1996
                                      -----------              ------------

Land and buildings on operating
  leases, less accumulated
  depreciation                        $31,080,243             $31,766,349
Net investment in direct financing
  leases                                5,997,512               6,006,496
Investment in joint venture               773,650                 774,389
Cash and cash equivalents               1,651,234               1,546,203
Restricted cash                           610,173                      -
Receivables, less allowance for
  doubtful accounts of $12,358
  and $9,875                               38,311                  76,094
Prepaid expenses                            5,547                   9,174
Organization costs, less accumu-
  lated amortization of $5,050
  and $4,550                                4,950                   5,450
Accrued rental income                     860,288                 771,487
                                      -----------             -----------

                                      $41,021,908             $40,955,642
                                      ===========             ===========


LIABILITIES AND PARTNERS' CAPITAL

Acquisition and construction costs
  payable                             $    76,778             $   106,036
Accounts payable                            1,645                   2,262
Escrowed real estate taxes payable          3,308                   3,343
Distributions payable                     900,000                 900,000
Due to related parties                      4,467                   2,292
Rents paid in advance and deposits        156,906                  97,110
                                      -----------             -----------
    Total liabilities                   1,143,104               1,111,043

Partners' capital                      39,878,804              39,844,599
                                      -----------             -----------

                                      $41,021,908             $40,955,642
                                      ===========             ===========

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                    Quarter Ended
                                                       March 31,
                                             1997                   1996
                                          ----------             ----------

Revenues:
  Rental income from operating leases     $  898,227             $  848,243
  Earned income from direct financing
    leases                                   176,211                191,470
  Interest and other income                   18,565                 29,618
                                          ----------             ----------
                                           1,093,003              1,069,331
                                          ----------             ----------

Expenses:
  General operating and administrative        41,140                 52,525
  Professional services                        5,713                  5,889
  Management fees to related parties           9,902                  9,339
  State and other taxes                       20,382                 12,586
  Depreciation and amortization              141,134                130,556
                                          ----------             ----------
                                             218,271                210,895
                                          ----------             ----------

Income Before Equity in Earnings of
  Joint Venture and Gain on Sale of
  Land                                       874,732                858,436

Equity in Earnings of Joint Venture           18,325                     -

Gain on Sale of Land                          41,148                     -
                                          ----------             ---------

Net Income                                $  934,205             $  858,436
                                          ==========             ==========

Allocation of Net Income:
  General partners                        $    8,930             $    8,584
  Limited partners                           925,275                849,852
                                          ----------             ----------

                                          $  934,205             $  858,436
                                          ==========             ==========


Net Income Per Limited Partner Unit       $     0.21             $     0.19
                                          ==========             ==========

Weighted Average Number of Limited
  Partner Units Outstanding                4,500,000              4,500,000
                                          ==========             ==========

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                     Quarter Ended               Year Ended
                                       March 31,                December 31,
                                         1997                       1996
                                     -------------              ------------

General partners:
  Beginning balance                  $    63,423               $    27,184
  Net income                               8,930                    36,239
                                     -----------               -----------
                                          72,353                    63,423
                                     -----------               -----------

Limited partners:
  Beginning balance                   39,781,176                39,612,968
  Net income                             925,275                 3,711,959
  Distributions ($0.20 and $0.79
    per limited partner unit,
    respectively)                       (900,000)               (3,543,751)
                                     -----------               -----------
                                      39,806,451                39,781,176
                                     -----------               -----------

Total partners' capital              $39,878,804               $39,844,599
                                     ===========               ===========


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                        Quarter Ended
                                                          March 31,
                                              1997                    1996
                                          -----------              -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                          $ 1,034,288              $   816,815
                                          -----------              -----------

    Cash Flows From Investing
      Activities:
        Proceeds from sale of land            610,384                       -
        Additions to land and
          buildings on operating
          leases                                   -                (2,332,197)
        Investment in direct
          financing leases                    (29,257)                (306,088)
        Increase in restricted cash          (610,384)                      -
        Increase in other assets                   -                    (2,310)
                                          -----------              -----------
            Net cash used in
              investing activities            (29,257)              (2,640,595)
                                          -----------              -----------

    Cash Flows From Financing
      Activities:
        Collection of overpayment
          of acquisition costs paid
          by related parties on behalf
          of the Partnership                       -                     4,351
        Distributions to limited
          partners                           (900,000)                (787,500)
                                          -----------              -----------
            Net cash used in
              financing activities           (900,000)                (783,149)
                                          -----------              -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                            105,031               (2,606,929)

Cash and Cash Equivalents at
  Beginning of Quarter                      1,546,203                3,987,786
                                          -----------              -----------

Cash and Cash Equivalents at End
  of Quarter                              $ 1,651,234              $ 1,380,857
                                          ===========              ===========





           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                 CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED


                                                     Quarter Ended
                                                       March 31,
                                                1997              1996
                                            -----------        -----------

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Related parties paid certain
      acquisition costs on behalf
      of the Partnership                    $        -         $     4,747
                                            ===========        ===========

    Distributions declared and
      unpaid at end of quarter              $   900,000        $   843,751
                                            ===========        ===========



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVI, Ltd. (the "Partnership") for the year ended December 31, 1996.

2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                      March 31,             December 31,
                                         1997                   1996
                                      ---------             ------------
                  Land               $15,259,455            $15,804,927
                  Buildings           16,836,982             16,836,982
                                     -----------            -----------
                                      32,096,437             32,641,909
                  Less accumulated
                    depreciation      (1,016,194)              (875,560)
                                     -----------            -----------

                                     $31,080,243            $31,766,349
                                     ===========            ===========

         In March 1997, the Partnership sold its property in Oviedo, Florida, for $620,000 and received net sales proceeds of $610,384, resulting in a gain of $41,148 for financial reporting purposes. This property was originally acquired by the Partnership in November 1994 and had a cost of approximately $509,700, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $100,700 in excess of its original purchase price.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1997 and 1996


2.       Land and Buildings in Operating Leases - Continued:

         Generally, the leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the quarters ended March 31, 1997 and 1996, the Partnership recognized $112,565 and $110,756, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at March 31, 1997:

                  1997                                   $ 2,156,280
                  1998                                     3,128,262
                  1999                                     3,177,377
                  2000                                     3,309,707
                  2001                                     3,378,687
                  Thereafter                              41,912,321
                                                         -----------

                                                         $57,062,634
                                                         ===========
3.       Restricted Cash:

         As of March 31, 1997, net sales proceeds of $610,384 from the sale of the property in Oviedo, Florida, less escrow fees (net of accrued interest) of $211, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property on behalf of the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1997, the Partnership owned 42 Properties, including one Property owned with an affiliate as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from the joint venture, and interest and other income received, less cash paid for expenses). Cash from operations was $1,034,288 and $816,815 for the quarters ended March 31, 1997 and 1996, respectively. The increase in cash from operations for the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is primarily a result of changes in income and expenses as discussed in "Results of Operations" and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 1997.

         In March 1997, the Partnership sold its Property in Oviedo, Florida, for $620,000 and received net sales proceeds of $610,384, resulting in a gain of $41,148 for financial reporting purposes. This Property was originally acquired by the Partnership in November 1994 and had a cost of approximately $509,700, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $100,700 in excess of its original purchase price. As of March 31, 1997, the net sales proceeds of $610,384 less escrow fees (net of accrued interest) of $211, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property. The Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state (at a level reasonably assumed by the general partners) income taxes, if any, resulting from the sale.

         Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the use of such funds to pay Partnership expenses or to make distributions to partners. At March 31, 1997, the Partnership had $1,651,234 invested in such short-term investments, as compared to $1,546,203 at December 31, 1996. The funds remaining at March 31, 1997, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, increased to $1,143,104 at March 31, 1997, from $1,111,043 at December 31, 1996.
The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $900,000 and $843,751 for the quarters ended March 31, 1997 and 1996, respectively. This represents distributions of $0.20 and $0.19 per unit for the quarters ended March 31, 1997 and 1996, respectively. No distributions were made to the general partners for the quarters ended March 31, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the quarters ended March 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the quarter ended March 31, 1996, the Partnership owned and leased 43 wholly owned Properties (including one Property in Appleton, Wisconsin, which was sold in April 1996) and during the quarter ended March 31, 1997, the Partnership owned and leased 42 wholly owned Properties (including one Property in Oviedo, Florida, which was sold in March 1997), to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1997 and 1996, the Partnership earned $1,074,438 and $1,039,713, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties.

         During the quarter ended March 31, 1997, the Partnership also owned and leased one Property as tenants-in-common with an affiliate of the general partners. In connection therewith, during the quarter ended March 31, 1997, the Partnership earned $18,325 attributable to net income earned by this joint venture in which the Partnership acquired an interest with an affiliate as tenants-in-common in October 1996.

         Operating expenses, including depreciation and amortization expense, were $218,271 and $210,895 for the quarters ended March 31, 1997 and 1996, respectively. The increase in operating expenses during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is primarily attributable to an increase in depreciation expense as the result of the fact that Properties acquired during the quarter ended March 31, 1996, were operational for the full quarter ended March 31, 1997, as compared to a partial quarter ended March 31, 1996. The increase in operating expenses during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is partially offset by a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties.

         As a result of the sale of the Property in Oviedo, Florida, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain for financial reporting purposes of $41,148 during the quarter ended March 31, 1997. No Properties were sold during the quarter ended March 31, 1996.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of May, 1997.


                            CNL INCOME FUND XVI, LTD.

                            By:      CNL REALTY CORPORATION
                                     General Partner


                                     By:  /s/ James M. Seneff, Jr.
                                          ------------------------
                                          JAMES M. SENEFF, JR.
                                          Chief Executive Officer
                                          (Principal Executive Officer)


                                     By:  /s/ Robert A. Bourne
                                          --------------------
                                          ROBERT A. BOURNE
                                          President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)