Form 10-K405/A
period 1996-12-31
CNL INCOME FUND XVI LTD
filed 1997-06-27
CIK 913058

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                  FORM 10-K/A


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

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None







Form 10-K of CNL Income Fund XVI, Ltd. (the "Partnership") for the year ended December 31, 1996, is being amended to include, in Item 14(d), summarized financial information of one of its tenants, DenAmerica Corp., as a result of the fact that this tenant leased more than 20 percent of the Partnership's total assets for the year ended December 31, 1996. This summarized financial information was not available to the Partnership to include in the Form 10-K filed for the year ended December 31, 1996.


                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (d)   Other Financial Information.

            The following summarized financial information is filed as part of this report as a result of the fact that one of the Partnership's tenants, DenAmerica Corp., leased more than 20 percent of the Partnership's total assets for the year ended December 31, 1996. The summarized financial information presented for DenAmerica Corp. and Subsidiaries as of January 1, 1997 and December 27, 1995, and for the fifty-three weeks ended January 1, 1997 and the fifty-two weeks ended December 27, 1995 and December 28, 1994, was obtained from Form 10-K filed by DenAmerica Corp. and Subsidiaries with the Securities and Exchange Commission.



                       DenAmerica Corp. and Subsidiaries
                            Selected Financial Data
                                (in Thousands)


                                                    January 1,   December 27,
Consolidated Balance Sheet Data:                       1997          1995
-------------------------------                     ----------   ------------

Current Assets                                       $ 14,382      $  3,834
Noncurrent Assets                                     164,807        51,132
Current Liabilities                                    47,411        13,240
Noncurrent Liabilities                                108,864        31,760
Minority Interest                                         786         1,901


                                    Fifty-three
                                    weeks ended      Fifty-two weeks ended
                                     January 1,   December 27,   December 28,
                                       1997           1995           1994
                                    -----------   ------------   ------------
Consolidated Statements of
  Operations Data:
--------------------------

Gross revenues                       $241,480       $ 74,683       $ 47,323
Costs and expenses (including
  income tax benefit)                 239,865         74,483         47,664
                                     --------       --------       --------

Income (loss) before extra-
  ordinary item                         1,615            200           (341)

Extraordinary item - loss on
  extinguishment of debt
  (net of income taxes)                   497             -              -
                                     --------       --------       --------

Net income (loss)                    $  1,118       $    200       $   (341)
                                     ========       ========       ========


                                      -1-









                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of June, 1997.

                              CNL INCOME FUND XVI, LTD.

                              By:  CNL REALTY CORPORATION
                                   General Partner

                                   /s/ Robert A. Bourne
                                   -----------------------------
                                   ROBERT A. BOURNE, President


                              By:  ROBERT A. BOURNE
                                   General Partner

                                   /s/ Robert A. Bourne
                                   -----------------------------
                                   ROBERT A. BOURNE


                              By:  JAMES M. SENEFF, JR.
                                   General Partner

                                   /s/ James M. Seneff, Jr.
                                   ------------------------------
                                   JAMES M. SENEFF, JR.







      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                    Title                      Date


/s/ Robert A. Bourne       President, Treasurer and         June 25, 1997
------------------------   Director (Principal
Robert A. Bourne           Financial and Accounting
                           Officer)


/s/ James M. Seneff, Jr.   Chief Executive Officer          June 25, 1997
------------------------   and Director (Principal
James M. Seneff, Jr.       Executive Officer)