Form 10-Q
period 1997-06-30
CNL INCOME FUND XVI LTD
filed 1997-08-11
CIK 913058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1997

                                       OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to  ___________________


                             Commission file number
                                    0-26218


                           CNL Income Fund XVI, Ltd.
             (Exact name of registrant as specified in its charter)


           Florida                                  59-3198891
    (State or other juris-                       (I.R.S. Employer
   diction of incorporation                     Identification No.)
      or organization)


400 E. South Street, #500
Orlando, Florida                                      32801
  (Address of principal                            (Zip Code)
    executive offices)


Registrant's telephone number
   (including area code)                        (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes  X      No  __

                                    CONTENTS


Part I                                                          Page
                                                                ----
  Item 1.  Financial Statements:

             Condensed Balance Sheets                           1

             Condensed Statements of Income                     2

             Condensed Statements of Partners' Capital          3

             Condensed Statements of Cash Flows                 4-5

             Notes to Condensed Financial Statements            6

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                              7-9


Part II

  Other Information                                             10

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                   June 30,      December 31,
            ASSETS                                  1997             1996
                                                 -----------       --------

Land and buildings on operating
  leases, less accumulated
  depreciation                                   $30,939,827      $31,766,349
Net investment in direct financing
  leases                                           5,988,251        6,006,496
Investment in joint venture                          772,890          774,389
Cash and cash equivalents                          2,215,485        1,546,203
Receivables, less allowance for
  doubtful accounts of $14,530
  and $9,875                                          65,896           76,094
Prepaid expenses                                      13,182            9,174
Organization costs, less accumu-
  lated amortization of $5,550
  and $4,550                                           4,450            5,450
Accrued rental income                                971,136          771,487
                                                 -----------      -----------

                                                 $40,971,117      $40,955,642
                                                 ===========      ===========


LIABILITIES AND PARTNERS' CAPITAL

Acquisition and construction costs
  payable                                        $    76,778      $   106,036
Accounts payable                                         972            2,262
Escrowed real estate taxes payable                     5,088            3,343
Distributions payable                                900,000          900,000
Due to related parties                                 3,166            2,292
Rents paid in advance and deposits                    99,864           97,110
                                                 -----------      -----------
    Total liabilities                              1,085,868        1,111,043

Partners' capital                                 39,885,249       39,844,599
                                                 -----------      -----------

                                                 $40,971,117      $40,955,642
                                                 ===========      ===========


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                        Quarter Ended                       Six Months Ended
                                                           June 30,                             June 30,
                                                     1997             1996               1997              1996
                                                  ----------       ----------         ----------        ----------
Revenues:
  Rental income from
    operating leases                              $  890,377       $  917,916         $1,788,604        $1,766,159
  Earned income from direct
    financing leases                                 175,935          181,629            352,146           373,099
  Interest and other income                           20,264           18,275             38,829            47,893
                                                  ----------       ----------         ----------        ----------
                                                   1,086,576        1,117,820          2,179,579         2,187,151
                                                  ----------       ----------         ----------        ----------

Expenses:
  General operating and
    administrative                                    39,919           52,884             81,059           105,409
  Professional services                                7,599            5,578             13,312            11,467
  Management fees to
    related parties                                    9,840            9,802             19,742            19,141
  State and other taxes                                  152              220             20,534            12,806
  Depreciation and
    amortization                                     140,916          140,275            282,050           270,831
                                                  ----------       ----------         ----------        ----------
                                                     198,426          208,759            416,697           419,654
                                                  ----------       ----------         ----------        ----------

Income Before Equity in
  Earnings of Joint Venture
  and Gain on Sale of Land                           888,150          909,061          1,762,882         1,767,497

Equity in Earnings of Joint
  Venture                                             18,295               -              36,620                -

Gain on Sale of Land                                      -           124,305             41,148           124,305
                                                  ----------       ----------         ----------        ----------

Net Income                                        $  906,445       $1,033,366         $1,840,650        $1,891,802
                                                  ==========       ==========         ==========        ==========

Allocation of Net Income:
  General partners                                $    9,065       $    9,091         $   17,995        $   17,675
  Limited partners                                   897,380        1,024,275          1,822,655         1,874,127
                                                  ----------       ----------         ----------        ----------

                                                  $  906,445       $1,033,366         $1,840,650        $1,891,802
                                                  ==========       ==========         ==========        ==========
Net Income Per Limited
  Partner Unit                                    $     0.20       $     0.23         $     0.41        $     0.42
                                                  ==========       ==========         ==========        ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding                                4,500,000        4,500,000          4,500,000         4,500,000
                                                  ==========       ==========         ==========        ==========


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                      Six Months Ended       Year Ended
                                          June 30,          December 31,
                                            1997                1996
                                      ----------------      ------------

General partners:
  Beginning balance                    $    63,423         $    27,184
  Net income                                17,995              36,239
                                       -----------         -----------
                                            81,418              63,423
                                       -----------         -----------

Limited partners:
  Beginning balance                     39,781,176          39,612,968
  Net income                             1,822,655           3,711,959
  Distributions ($0.40 and $0.79
    per limited partner unit,
    respectively)                       (1,800,000)         (3,543,751)
                                       -----------         -----------
                                        39,803,831          39,781,176
                                       -----------         -----------

Total partners' capital                $39,885,249         $39,844,599
                                       ===========         ===========

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                     Six Months Ended
                                                        June 30,
                                                  1997           1996
                                              -----------     ----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                              $ 1,888,155     $ 1,861,696
                                              -----------     -----------

    Cash Flows From Investing
      Activities:
        Proceeds from sale of land                610,384         775,000
        Additions to land and
          buildings on operating
          leases                                        -      (2,392,562)
        Investment in direct
          financing leases                        (29,257)       (382,372)
        Increase in restricted cash                     -        (775,000)
                                              -----------      ----------
            Net cash provided by
              (used in) investing
              activities                          581,127      (2,774,934)
                                              -----------     -----------

    Cash Flows From Financing
      Activities:
        Collection of overpayment
          of acquisition costs paid
          by related parties on behalf
          of the Partnership                            -           1,204
        Distributions to limited
          partners                             (1,800,000)     (1,631,251)
                                              -----------     -----------
            Net cash used in
              financing activities             (1,800,000)     (1,630,047)
                                              -----------     -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                669,282      (2,543,285)

Cash and Cash Equivalents at
  Beginning of Period                           1,546,203       3,987,786
                                              -----------     -----------

Cash and Cash Equivalents at End
  of Period                                   $ 2,215,485     $ 1,444,501
                                              ===========     ===========

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                 CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED


                                                    Six Months Ended
                                                        June 30,
                                                 1997           1996
                                             -----------     ----------

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Related parties paid certain
      acquisition costs on behalf
      of the Partnership                     $        -      $     9,356
                                             ===========     ===========

    Distributions declared and
      unpaid at end of period                $   900,000     $   900,000
                                             ===========     ===========




           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVI, Ltd. (the "Partnership") for the year ended December 31, 1996.

2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                            June 30,      December 31,
                                              1997            1996
                                          -----------     -----------
                  Land                    $15,259,455     $15,804,927
                  Buildings                16,836,982      16,836,982
                                          -----------     -----------
                                           32,096,437      32,641,909
                  Less accumulated
                    depreciation           (1,156,610)       (875,560)
                                          -----------     -----------

                                          $30,939,827     $31,766,349
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1997, the Partnership owned 42 Properties, including one Property owned with an affiliate as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from the joint venture, and interest and other income received, less cash paid for expenses). Cash from operations was $1,888,155 and $1,861,696 for the six months ended June 30, 1997 and 1996, respectively. The increase in cash from operations for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 1997.

         In March 1997, the Partnership sold its Property in Oviedo, Florida, for $620,000 and received net sales proceeds of $610,384, resulting in a gain of $41,148 for financial reporting purposes. This Property was originally acquired by the Partnership in November 1994 and had a cost of approximately $509,700, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $100,700 in excess of its original purchase price. The Partnership anticipates that it will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale. The Partnership intends to reinvest the net sales proceeds in an additional Property.

         Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the use of such funds to pay Partnership expenses or to make distributions to partners. At June 30, 1997, the Partnership had $2,215,485 invested in such short-term investments, as compared to $1,546,203 at December 31, 1996. The increase in cash and cash equivalents for the six months ended June 30, 1997, is primarily attributable to the receipt of net sales proceeds relating to the sale of the Property in Oviedo, Florida, as discussed above. The funds remaining at June 30, 1997, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs and, as discussed above, are expected to be invested in an additional Property.

         Total liabilities of the Partnership, including distributions payable, decreased to $1,085,868 at June 30, 1997, from $1,111,043 at December 31, 1996.
The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $1,800,000 and $1,743,751 for the six months ended June 30, 1997 and 1996, respectively ($900,000 for each of the quarters ended June 30, 1997 and 1996). This represents distributions of $0.40 and $0.39 per unit for the six months ended June 30, 1997 and 1996, respectively ($0.20 for each of the quarters ended June 30, 1997 and 1996). No distributions were made to the general partners for the quarters and six months ended June 30, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the six months ended June 30, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the six months ended June 30, 1996, the Partnership owned and leased 43 wholly owned Properties (including one Property in Appleton, Wisconsin, which was sold in April 1996) and during the six months ended June 30, 1997, the Partnership owned and leased 42 wholly owned Properties (including one Property in Oviedo, Florida, which was sold in March 1997), to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1997 and 1996, the Partnership earned $2,140,750 and $2,139,258, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $1,066,312 and $1,099,545 of which was earned during the quarters ended June 30, 1997, and 1996, respectively. The increase in rental and earned income during the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, is primarily attributable to the fact that several Properties were operational for the full six months ended June 30, 1997, as compared to a partial six months ended June 30, 1996. The increase during the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, was partially offset by, and the decrease during the quarter ended June 30, 1997, as compared to the quarter ended June 30, 1996, was primarily the result of the sales of the Properties in Appleton, Wisconsin, and Oviedo, Florida, in April 1996 and March 1997, respectively.

         During the quarter and six months ended June 30, 1997, the Partnership also owned and leased one Property as tenants-in-common with an affiliate of the general partners. In connection therewith, during the quarter and six months ended June 30, 1997, the Partnership earned $18,295 and $36,620, respectively, attributable to net income earned by this joint venture in which the Partnership acquired an interest with an affiliate as tenants-in-common in October 1996.

         Operating expenses, including depreciation and amortization expense, were $416,697 and $419,654 for the six months ended June 30, 1997 and 1996, respectively, of which $198,426 and $208,759 were incurred for the quarters ended June 30, 1997 and 1996, respectively. The decrease in operating expenses during the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996, is primarily attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties. The decrease in operating expenses during the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, is partially offset by an increase in depreciation expense as the result of the fact that Properties acquired during the six months ended June 30, 1996, were operational for the full six months ended June 30, 1997, as compared to a partial six months ended June 30, 1996.

         As a result of the sale of the Property in Oviedo, Florida, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain for financial reporting purposes of $41,148 during the six months ended June 30, 1997. The Partnership also recognized a gain for financial reporting purposes of $124,305, during the six months ended June 30, 1996, as a result of the sale of the Property in Appleton, Wisconsin, in April 1996.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of August, 1997.


                                     CNL INCOME FUND XVI, LTD.

                                     By: CNL REALTY CORPORATION
                                         General Partner


                                         By: /s/ James M. Seneff, Jr.
                                             ---------------------------
                                             JAMES M. SENEFF, JR.
                                             Chief Executive Officer
                                             (Principal Executive Officer)


                                         By: /s/ Robert A. Bourne
                                             ---------------------------
                                             ROBERT A. BOURNE
                                             President and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)