Form 10-Q
period 1997-09-30
CNL INCOME FUND XVI LTD
filed 1997-10-31
CIK 913058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                               September 30,       December 31,
            ASSETS                                  1997               1996

Land and buildings on operating
  leases, less accumulated
  depreciation                                  $30,799,411       $31,766,349
Net investment in direct financing
  leases                                          5,978,704         6,006,496
Investment in joint venture                         772,405           774,389
Cash and cash equivalents                         2,327,584         1,546,203
Receivables, less allowance for
  doubtful accounts of $16,008
  and $9,875                                         36,638            76,094
Prepaid expenses                                     12,754             9,174
Organization costs, less accumu-
  lated amortization of $6,050
  and $4,550                                          3,950             5,450
Accrued rental income                             1,081,983           771,487

                                                $41,013,429       $40,955,642


LIABILITIES AND PARTNERS' CAPITAL

Acquisition and construction costs
  payable                                       $    53,278       $   106,036
Accounts payable                                        988             2,262
Escrowed real estate taxes payable                    6,022             3,343
Distributions payable                               900,000           900,000
Due to related parties                               12,444             2,292
Rents paid in advance and deposits                  142,857            97,110
    Total liabilities                             1,115,589         1,111,043

Partners' capital                                39,897,840        39,844,599

                                                $41,013,429       $40,955,642













            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                         Quarter Ended                       Nine Months Ended
                                                         September 30,                         September 30,
                                                     1997             1996               1997              1996
Revenues:
  Rental income from
    operating leases                              $  888,575       $  907,162         $2,677,179        $2,673,321
  Earned income from direct
    financing leases                                 175,648          176,736            527,794           549,835
  Interest and other income                           19,767           22,363             58,596            70,256
                                                   1,083,990        1,106,261          3,263,569         3,293,412

Expenses:
  General operating and
    administrative                                    33,457           43,067            114,516           148,476
  Professional services                                5,684            6,527             18,996            17,994
  Management fees to
    related parties                                    9,823            9,739             29,565            28,880
  State and other taxes                                   25               -              20,559            12,806
  Depreciation and
    amortization                                     140,916          140,808            422,966           411,639
                                                     189,905          200,141            606,602           619,795

Income Before Equity in
  Earnings of Joint Venture
  and Gain on Sale of Land                           894,085          906,120          2,656,967         2,673,617

Equity in Earnings of Joint
  Venture                                             18,506               -              55,126                -

Gain on Sale of Land                                      -                -              41,148           124,305

Net Income                                        $  912,591       $  906,120         $2,753,241        $2,797,922

Allocation of Net Income:
  General partners                                $    9,125       $    9,061         $   27,120        $   26,736
  Limited partners                                   903,466          897,059          2,726,121         2,771,186

                                                  $  912,591       $  906,120         $2,753,241        $2,797,922
Net Income Per Limited
  Partner Unit                                    $     0.20       $     0.20         $     0.61        $     0.62

Weighted Average Number
  of Limited Partner
  Units Outstanding                                4,500,000        4,500,000          4,500,000         4,500,000














            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                     Nine Months Ended               Year Ended
                                        September 30,               December 31,
                                            1997                        1996

General partners:
  Beginning balance                    $    63,423                 $    27,184
  Net income                                27,120                      36,239
                                            90,543                      63,423

Limited partners:
  Beginning balance                     39,781,176                  39,612,968
  Net income                             2,726,121                   3,711,959
  Distributions ($0.60 and $0.79
    per limited partner unit,
    respectively)                       (2,700,000)                 (3,543,751)
                                        39,807,297                  39,781,176

Total partners' capital                $39,897,840                 $39,844,599



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                     Nine Months Ended
                                                       September 30,
                                              1997                   1996

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                          $ 2,923,755             $ 2,815,893

    Cash Flows From Investing
      Activities:
        Proceeds from sale of land
          and building                        610,384                 775,000
        Additions to land and
          buildings on operating
          leases                              (23,501)             (2,392,562)
        Investment in direct
          financing leases                    (29,257)               (382,372)
        Increase in restricted cash                -                 (775,000)
            Net cash provided by
              (used in) investing
              activities                      557,626              (2,774,934)

    Cash Flows From Financing
      Activities:
        Reimbursement of acquisition
          costs paid by related
          parties on behalf of the
          Partnership, net                         -                   (2,494)
        Distributions to limited
          partners                         (2,700,000)             (2,531,251)
            Net cash used in
              financing activities         (2,700,000)             (2,533,745)

Net Increase (Decrease) in Cash and
  Cash Equivalents                            781,381              (2,492,786)

Cash and Cash Equivalents at
  Beginning of Period                       1,546,203               3,987,786

Cash and Cash Equivalents at End
  of Period                               $ 2,327,584             $ 1,495,000







            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                 CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED


                                                   Nine Months Ended
                                                    September 30,
                                           1997                   1996

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Related parties paid certain
      acquisition costs on behalf
      of the Partnership               $        -              $    10,336

    Distributions declared and
      unpaid at end of period          $   900,000             $   900,000




            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVI, Ltd. (the "Partnership") for the year ended December 31, 1996.

2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                     September 30,            December 31,
                                         1997                     1996

                  Land                 $15,259,455            $15,804,927
                  Buildings             16,836,982             16,836,982
                                        32,096,437             32,641,909
                  Less accumulated
                    depreciation        (1,297,026)              (875,560)

                                       $30,799,411            $31,766,349

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1997, the Partnership owned 42 Properties, including one Property owned with an affiliate as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from the joint venture, and interest and other income received, less cash paid for expenses). Cash from operations was $2,923,755 and $2,815,893 for the nine months ended September 30, 1997 and 1996, respectively. The increase in cash from operations for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 1997.

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

         Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the use of such funds to pay Partnership expenses or to make distributions to partners. At September 30, 1997, the Partnership had $2,327,584 invested in such short-term investments, as compared to $1,546,203 at December 31, 1996. The increase in cash and cash equivalents for the nine months ended September 30, 1997, is primarily attributable to the receipt of net sales proceeds relating to the sale of the Property in Oviedo, Florida, as discussed above. The funds remaining at September 30, 1997, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs and, as discussed above, are expected to be invested in an additional Property.

         Total liabilities of the Partnership, including distributions payable, increased to $1,115,589 at September 30, 1997, from $1,111,043 at December 31, 1996. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $2,700,000 and $2,643,751 for the nine months ended September 30, 1997 and 1996, respectively ($900,000 for each of the quarters ended September 30, 1997 and 1996). This represents distributions of $0.60 and $0.59 per unit for the nine months ended September 30, 1997 and 1996, respectively ($0.20 for each of the quarters ended September 30, 1997 and 1996). No distributions were made to the general partners for the quarters and nine months ended September 30, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the nine months ended September 30, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the nine months ended September 30, 1996, the Partnership owned and leased 43 wholly owned Properties (including one Property in Appleton, Wisconsin, which was sold in April 1996) and during the nine months ended September 30, 1997, the Partnership owned and leased 42 wholly owned Properties (including one Property in Oviedo, Florida, which was sold in March 1997), to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1997 and 1996, the Partnership earned $3,204,973 and $3,223,156, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $1,064,223 and $1,083,898 of which was earned during the quarters ended September 30, 1997, and 1996, respectively. The decrease in rental and earned income during the quarter and nine months ended September 30, 1997, as compared to the quarter and nine months ended September 30, 1996, is primarily the result of the sale of the Property in Oviedo, Florida, in March 1997. The decrease during the nine months ended September 30, 1997, was also partially the result of the sale of the Property in Appleton, Wisconsin, in April 1996. The decrease during the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, was partially offset by the fact that several Properties were operational for the full nine months ended September 30, 1997, as compared to a partial nine months ended September 30, 1996.

         During the quarter and nine months ended September 30, 1997, the Partnership also owned and leased one Property as tenants-in-common with an affiliate of the general partners. In connection therewith, during the quarter and nine months ended September 30, 1997, the Partnership earned $18,506 and $55,126, respectively, attributable to net income earned by this joint venture in which the Partnership acquired an interest with an affiliate as tenants-in-common in October 1996.

         Operating expenses, including depreciation and amortization expense, were $606,602 and $619,795 for the nine months ended September 30, 1997 and 1996, respectively, of which $189,905 and $200,141 were incurred for the quarters ended September 30, 1997 and 1996, respectively. The decrease in operating expenses during the quarter and nine months ended September 30, 1997, as compared to the quarter and nine months ended September 30, 1996, is primarily attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties. The decrease in operating expenses during the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, is partially offset by an increase in depreciation expense as the result of the fact that Properties acquired during the nine months ended September 30, 1996, were operational for the full nine months ended September 30, 1997, as compared to a partial nine months ended September 30, 1996.

         As a result of the sale of the Property in Oviedo, Florida, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain for financial reporting purposes of $41,148 during the nine months ended September 30, 1997. The Partnership also recognized a gain for financial reporting purposes of $124,305, during the nine months ended September 30, 1996, as a result of the sale of the Property in Appleton, Wisconsin, in April 1996.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 29th day of October, 1997.


                            CNL INCOME FUND XVI, LTD.

                            By:      CNL REALTY CORPORATION
                                     General Partner


                                     By:      /s/ James M. Seneff, Jr.
                                             -------------------------------
                                              JAMES M. SENEFF, JR.
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                                     By:      /s/ Robert A. Bourne
                                             --------------------------------
                                              ROBERT A. BOURNE
                                              President and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)