Form 10-K405
period 1997-12-31
CNL INCOME FUND XVI LTD
filed 1998-03-25
CIK 913058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K


(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

                              400 East South Street
                             Orlando, Florida 32801
          (Address of principal executive offices, including zip code)

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $39,600,000 and were used to acquire 43 Properties, including seven Properties consisting of land only. During the year ended December 31, 1996, the Partnership sold a Property in Appleton, Wisconsin, and used the net sales proceeds to acquire a Boston Market Property located in Fayetteville, North Carolina, with an affiliate of the General Partners as tenants-in-common. In addition, during the year ended December 31, 1997, the Partnership sold a Property in Oviedo, Florida. As a result of the above transactions, as of December 31, 1997, the Partnership owned 42 Properties, including six Properties consisting of land only and one Property owned with an affiliate as tenants-in-common. The lessee of the six Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. In January 1998, the Partnership reinvested the net sales proceeds from the sale of the Property in Oviedo, Florida in a Property in Memphis, Tennessee, as tenants-in-common, with affiliates of the General Partners. The Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties provide for initial terms ranging from 15 to 20 years (the average being 19 years) and expire between 2009 and 2016. All leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $21,600 to $220,600. All of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

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

         In January 1998, the Partnership reinvested the net sales proceeds from the sale of the Property in Oviedo, Florida in an IHOP Property in Memphis, Tennessee, as tenants-in-common with affiliates of the General Partners. The lease terms for this Property are substantially the same as the Partnership's other leases as described above in the first three paragraphs of this section.

Major Tenants

         During 1997, three lessees of the Partnership, Golden Corral Corporation, Foodmaker, Inc., and DenAmerica Corp. each contributed more than ten percent of the Partnership's total rental income. As of December 31, 1997, Golden Corral Corporation was the lessee under leases relating to six restaurants, Foodmaker, Inc. was the lessee under leases relating to five restaurants, and DenAmerica Corp. was the lessee under leases relating to eight restaurants. It is anticipated that based on the minimum rental payments required by the leases, these three lesses each will continue to contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Jack in the Box and Denny's, each accounted for more than ten percent of the Partnership's total rental income during 1997. In subsequent years, it is anticipated that these three Restaurant Chains each will continue to contribute more than ten percent of the Partnership's rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. As of December 31, 1997, Golden Corral Corporation and DenAmerica Corp. each leased Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangement

         In October 1996, the Partnership entered into an agreement to hold a Boston Market Property as tenants-in-common with an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property and net cash flow from the Property, in proportion to each co- venturer's percentage interest. The Partnership owns an 80.27% interest in this Property.

         In addition, in January 1998, the Partnership entered into an agreement to hold an IHOP Property in Memphis, Tennessee, as tenants-in-common, with affiliates of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property and net cash flow from the Property, in proportion to each co-venturer's percentage interest. The Partnership owns a 40.42% interest in this Property.

Certain Management Services

         CNL Income Fund Advisors, Inc., an affiliate of the General Partners, provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership through September 30, 1995. Under this agreement, CNL Income Fund Advisors, Inc. was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Income Fund Advisors, Inc. also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Income Fund Advisors, Inc. an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

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


Item 2.  Properties

         As of December 31, 1997, the Partnership owned, either directly or indirectly through a joint venture arrangement, 42 Properties, located in 17 states and the District of Columbia. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 16,600 to 104,800 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the seven Checkers Properties are owned by the tenant while the land parcels are owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 2,000 to 11,100 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

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

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1997 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases six Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2009 and 2011) and the average minimum base annual rent is approximately $158,300 (ranging from approximately $113,300 to $192,900).

         Foodmaker, Inc. leases five Jack in the Box restaurants. The initial term of each lease is 18 years (expiring between 2011 and 2012) and the average minimum base annual rent is approximately $96,700 (ranging from approximately $87,500 to $115,600).

         DenAmerica Corp. leases eight Denny's restaurants. The initial term of each lease is 20 years (expiring in 2015) and the average minimum base annual rent is approximately $114,700 (ranging from approximately $64,800 to $220,600).

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



                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 13, 1998, there were 3,017 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase) may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. Since inception, the price paid for any Unit transferred pursuant to the Plan has been $9.50 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.


         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1997 and 1996 other than pursuant to the Plan, net of commissions.

                                                            1997 (1)                     1996 (1)
                                                   ---------------------------       -----------------
                                                     High    Low    Average         High    Low    Average
         First Quarter                              $ 9.50 $ 8.03    $ 9.29       $10.00   $7.50     $8.75
         Second Quarter                              10.00   8.75      9.40         9.50    8.30      8.85
         Third Quarter                                 (2)    (2)       (2)        10.00    9.50      9.63
         Fourth Quarter                               8.80   7.93      8.45        10.00    9.50      9.63

(1) A total of 32,120 and 15,283 Units were transferred other than pursuant to the Plan for the years ended December 31, 1997 and 1996.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1997 and 1996, the Partnership declared cash distributions of $3,600,000 and $3,543,751, respectively, to the Limited Partners. The General Partners anticipate that the Partnership will declare a special distribution to the Limited Partners during the quarter ending March 31, 1998, representing cumulative excess operating reserves. No amounts distributed to partners for the years ended December 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. This amount includes monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

         Quarter Ended                                1997              1996
         -------------                             ----------        ----------

         March 31                                   $ 900,000        $ 843,751
         June 30                                      900,000          900,000
         September 30                                 900,000          900,000
         December 31                                  900,000          900,000


         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee. Item 6. Selected Financial Data

                                               1997          1996          1995          1994            1993 (1)
                                           ------------  ------------- ------------- -------------   ------------
Year Ended December 31:
    Revenues (2)                           $  4,455,994   $  4,438,218  $  3,023,641  $    207,735         $   -
    Net income (3)                            3,660,327      3,748,198     2,430,841       187,577             -
    Cash distributions declared               3,600,000      3,543,751     2,437,832       151,434             -
    Net income per Unit (3)(4)                     0.81           0.82          0.60          0.17             -
    Cash distributions declared
       per Unit (4)                                0.80           0.79          0.61          0.14             -

At December 31:
    Total assets                            $40,938,320    $40,955,642   $41,240,500   $19,310,413          $1,000
    Partners' capital                        39,904,926     39,844,599    39,640,152    17,474,033           1,000


(1) Selected financial data for 1993 represents the period September 2, 1993 (date of inception) through December 31, 1993.

(2)      Revenues include equity in earnings of joint venture.

(3) Net income for the years ended December 31, 1997 and 1996, include $41,148 and $124,305, respectively, from gains on sales of land and building.

(4)      Based  on  the  weighted   average  number  of  Limited  Partner  Units
         outstanding during the years ended December 31, 1997, 1996 and 1995, and the period September 23, 1994 through December 31, 1994.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1997, the Partnership owned 42 Properties, either directly or indirectly through a joint venture arrangement.

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

         Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $39,600,000. As of December 31, 1994, approximately $16,300,000 had been used to invest in 22 Properties (seven of which were undeveloped land on which restaurants were being constructed as of December 31, 1994) and to pay acquisition fees and certain acquisition expenses. During the year ended December 31, 1995, the Partnership completed construction of the seven Properties acquired in 1994, and acquired 19 additional Properties at a cost of approximately $20,900,000 including acquisition fees and miscellaneous acquisition expenses. As a result of the above transactions, as of December 31, 1995, the Partnership had acquired 41 Properties and had paid acquisition fees totalling $2,475,000 to an affiliate of the General Partners. During the year ended December 31, 1996, the Partnership used its remaining net offering proceeds to acquire two additional Properties (one of which was undeveloped land on which a restaurant was constructed), and to establish a working capital reserve of approximately $60,000 for Partnership purposes.

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

         In March 1997, the Partnership sold its Property in Oviedo, Florida, for $620,000 and received net sales proceeds of $610,384, resulting in a gain of $41,148 for financial reporting purposes. This Property was originally acquired by the Partnership in November 1994 and had a cost of approximately $509,700, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $100,700 in excess of its original purchase price. In January 1998, the Partnership reinvested the net sales proceeds in an IHOP Property in Memphis, Tennessee, as tenants-in-common with affiliates of the General Partners. In connection therewith, the
Partnership and its affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to each co-venturer's interest. The Partnership owns a 40.42% interest in the Property.

         Currently, the Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from the joint venture and interest received, less cash paid for expenses). Cash from operations was $3,780,424, $3,753,726 and $2,481,395 for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in cash from operations during 1997 and 1996, each as compared to the previous year, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

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

         Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1997, the Partnership had $1,673,869 invested in such short-term investments as compared to $1,546,203 at December 31, 1996. The funds remaining at December 31, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         During 1995, affiliates of the General Partners incurred on behalf of the Partnership $258,466 for certain organizational and offering expenses. In addition, during 1996 and 1995, the affiliates incurred on behalf of the Partnership $9,356 and $97,589, respectively, for certain acquisition expenses during the years ended December 31, 1997, 1996 and 1995, the affiliates incurred and $84,319, $105,144 and $131,272, respectively, for certain operating expenses. As of December 31, 1997 and 1996, the Partnership owed $3,351 and $2,292, respectively, to related parties for such amounts, accounting and administrative services and management fees. As of February 28, 1998, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, decreased to $1,030,043 at December 31, 1997, from $1,108,751 at December 31, 1996, primarily as a result of the payment during the year ended December 31, 1997, of construction costs accrued for certain Properties at December 31, 1996. Other liabilities also decreased due to a decrease in rents paid in advance at December 31, 1997.

         Based on cash from operations, the Partnership declared distributions to the Limited Partners of $3,600,000, $3,543,751 and $2,437,832 for the years ended December 31, 1997, 1996 and 1995, respectively. This represents distributions of $0.80, $0.79 and $0.61 per Unit for the years ended December 31, 1997, 1996 and 1995, respectively. The General Partners anticipate that the Partnership will declare a special distribution to the Limited Partners during the quarter ending March 31, 1998, representing cumulative excess operating reserves. No amounts distributed to the Limited Partners for the years ended December 31, 1997, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to Limited Partners on a quarterly basis.

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

Results of Operations

         The Partnership owned and leased 41 wholly owned Properties during 1995, 43 wholly owned Properties (including one Property in Appleton, Wisconsin, which was sold in April 1996) during 1996, and 42 wholly owned Properties (including one Property in Oviedo, Florida, which was sold in March 1997) during 1997. In addition, during 1997 and 1996, the Partnership owned and leased one Property with an affiliate, as tenants-in-common. As of December 31, 1997, the Partnership owned, either directly or through a joint venture arrangement, 42 Properties which are subject to long-term, triple-net leases that provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $21,600 to $220,600. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For a further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 1997, 1996 and 1995, the Partnership earned $4,266,069, $4,297,558 and $2,698,956, respectively, in rental income from operating leases and earned income from direct financing leases from Properties wholly owned by the Partnership. The decrease in rental and earned income during 1997, as compared to 1996, is primarily attributable to the sale of the Property in Oviedo, Florida in March 1997 and the sale of the Property in Appleton Wisconsin in April 1996. The decrease during 1997 as compared to 1996 is partially offset by the acquisition of two additional Properties in 1996 that were operational for a full year in 1997, as compared to a partial year in 1996. The increase in rental and earned income during 1996, as compared to 1995, is primarily attributable to the acquisition of additional Properties in 1995, and the fact that, with the exception of one Property sold in April 1996, the Properties owned at December 31, 1995, were operational for a full year in 1996, as compared to a partial year in 1995.

         During the years ended December 31, 1997 and 1996, the Partnership earned $35,604 and $37,600 in contingent rental income as a result of the gross sales of three restaurant Properties meeting the threshold during 1997 and 1996, under the terms of their leases requiring payment of contingent rental income.

         In addition, for the years ended December 31, 1997 and 1996, the Partnership earned $73,507 and $19,668 attributable to net income earned by a joint venture as a result of the Partnership reinvesting the net sales proceeds it received from the sale of the Property in Appleton, Wisconsin, in a Property in Fayetteville, North Carolina, in October 1996, with an affiliate, as tenants-in-common. The increase in net income earned by this joint venture during 1997, as compared to 1996, is primarily attributable to the fact that the Property was operational for a full year in 1997, as compared to a partial year in 1996.

         During at least one of the years ended December 31, 1997, 1996 and 1995, four lessees of the Partnership, Golden Corral Corporation, Foodmaker, Inc., Checkers Drive-In Restaurants, Inc. and DenAmerica Corp. each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from the Property owned with an affiliate as tenants-in-common). As of December 31, 1997, Golden Corral Corporation was the lessee under leases relating to six restaurants, Foodmaker, Inc. was the lessee under leases relating to five restaurants, Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to seven restaurants, and DenAmerica Corp. was the lessee under leases relating to eight restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Golden Corral Corporation, Foodmaker, Inc. and DenAmerica Corp. each will continue to contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, during at least one of the years ended December 31, 1997, 1996 and 1995, five Restaurant Chains, Golden Corral, Jack in the Box, Checkers Drive-In Restaurants, Long John Silver's and Denny's each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from the Property owned with an affiliate as tenants-in-common). In subsequent years, it is anticipated that Golden Corral, Jack in the Box and Denny's each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

         During the years ended December 31, 1997, 1996 and 1995, the Partnership also earned $73,634, $75,160 and $321,137, respectively, in interest income from investments in money market accounts or other short-term, highly liquid investments. The decrease in interest income during 1996, as compared to 1995, is primarily attributable to the decrease in the amount of funds invested in short-term liquid investments as a result of the acquisition of additional Properties during 1995 and the payment during 1996 of construction costs accrued for certain Properties at December 31, 1995.

         Operating expenses, including depreciation and amortization expense, were $836,815, $814,325 and $592,800 for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in operating expenses during 1997 and 1996, each as compared to the previous year, is partially attributable to an increase in depreciation expense as the result of the acquisition of additional Properties during 1996 and 1995, and the fact that the Properties acquired during 1996 and 1995 were operational for a full year in 1997 and 1996, respectively, as compared to a partial year in 1996 and 1995, respectively. Operating expenses also increased during 1997 and 1996, each as compared to the previous year, as a result of the Partnership incurring additional taxes relating to the filing of various state tax returns during 1997 and 1996.

         As a result of the sale of the Property in Oviedo, Florida, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain of $41,148 for financial reporting purposes, for the year ended December 31, 1997. As a result of the sale of the Property in Appleton, Wisconsin, as described in "Liquidity and Capital Resources," the Partnership recognized a gain for financial reporting purposes of $124,305 for the year ended December 31, 1996. No Properties were sold during 1995.

         The General Partners of the Partnership are in the process of assessing and addressing the impact of the year 2000 on their computer package software. The hardware and built-in software are believed to be year 2000 compliant. Accordingly, the General Partners do not expect this matter to materially impact how the Partnership conducts business nor its current or future results of operations or financial position.

         The Partnership's leases as of December 31, 1997, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund XVI, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ Coopers & Lybrand, L.L.P.
--------------------------------


Orlando, Florida
January 26, 1998

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                           December 31,
           ASSETS                                   1997             1996
           ------                                -----------      -------

Land and buildings on operating
  leases, less accumulated
  depreciation                                   $30,658,994      $31,766,349
Net investment in direct financing
  leases                                           5,968,812        6,006,496
Investment in joint venture                          771,684          774,389
Cash and cash equivalents                          1,673,869        1,546,203
Restricted cash                                      627,899               -
Receivables, less allowance for
  doubtful accounts of $879
  and $9,875                                          31,946           76,094
Prepaid expenses                                       9,293            9,174
Organization costs, less
  accumulated amortization of
  $6,550 and $4,550                                    3,450            5,450
Accrued rental income                              1,192,373          771,487
                                                 -----------      -----------

                                                 $40,938,320      $40,955,642
                                                 ===========      ===========


LIABILITIES AND PARTNERS' CAPITAL

Acquisition and construction costs
  payable                                        $    53,278      $   106,036
Accounts payable                                       2,707            2,262
Escrowed real estate taxes payable                     4,353            3,343
Distributions payable                                900,000          900,000
Due to related parties                                 3,351            2,292
Rents paid in advance and deposits                    69,705           97,110
                                                 -----------      -----------
    Total liabilities                              1,033,394        1,111,043

Partners' capital                                 39,904,926       39,844,599
                                                 -----------      -----------

                                                 $40,938,320      $40,955,642
                                                 ===========      ===========












                 See accompanying notes to financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                                Year Ended December 31,
                                                                   1997                1996               1995
                                                                ----------          ----------         -------
Revenues:
  Rental income from
    operating leases                                            $3,562,920          $3,571,244         $2,209,434
  Earned income from direct
    financing leases                                               703,149             726,314            489,522
  Contingent rental income                                          35,604              37,600                 -
  Interest                                                          73,634              75,160            321,137
  Other income                                                       7,180               8,232              3,548
                                                                ----------          ----------         ----------
                                                                 4,382,487           4,418,550          3,023,641
                                                                ----------          ----------         ----------
Expenses:
  General operating and
    administrative                                                 186,934             183,734            187,800
  Professional services                                             25,352              26,569             59,526
  Management fees to related
    parties                                                         40,087              39,206             24,128
  State and other taxes                                             20,559              12,369              3,141
  Depreciation and
    amortization                                                   563,883             552,447            318,205
                                                                ----------          ----------         ----------
                                                                   836,815             814,325            592,800
                                                                ----------          ----------         ----------

Income Before Equity in
  Earnings of Joint Venture
  and Gain on Sale of Land
  and Buildings                                                  3,545,672           3,604,225          2,430,841

Equity in Earnings of Joint
  Venture                                                           73,507              19,668                 -

Gain on Sale of Land and
  Buildings                                                         41,148             124,305                 -
                                                                ----------          ----------         ---------

Net Income                                                      $3,660,327          $3,748,198         $2,430,841
                                                                ==========          ==========         ==========

Allocation of Net Income:
  General partners                                              $   36,192          $   36,239         $   24,308
  Limited partners                                               3,624,135           3,711,959          2,406,533
                                                                ----------          ----------         ----------

                                                                $3,660,327          $3,748,198         $2,430,841
                                                                ==========          ==========         ==========

Net Income Per Limited Partner
  Unit                                                          $     0.81          $     0.82         $     0.60
                                                                ==========          ==========         ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                                                    4,500,000           4,500,000          4,010,281
                                                                ==========          ==========         ==========


                 See accompanying notes to financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1997, 1996 and 1995



                                           General Partners                      Limited Partners
                                                    Accumu-                                 Accumu-
                                        Contri-     lated       Contri-       Distri-       lated       Syndication
                                        butions    Earnings     butions       butions      Earnings        Costs          Total
                                        -------    --------   -----------   -----------   ----------    -----------    --------
Balance, December 31, 1994              $ 1,000   $ 1,876     $20,174,172   $  (151,434)  $  185,701    $(2,737,282)   $17,474,033

  Contributions from
    limited partners                         -         -       24,825,828            -            -              -      24,825,828
  Distributions to limited
    partners ($0.61 per limited
    partner unit)                            -         -               -     (2,437,832)          -              -      (2,437,832)
  Syndication costs                          -         -               -             -            -      (2,652,718)    (2,652,718)
  Net income                                 -     24,308              -             -     2,406,533             -       2,430,841
                                        -------   -------     -----------   -----------   ----------    -----------    -----------

Balance, December 31, 1995                1,000    26,184      45,000,000    (2,589,266)   2,592,234     (5,390,000)    39,640,152

  Distributions to limited
    partners ($0.79 per limited
    partner unit)                            -         -               -     (3,543,751)          -              -      (3,543,751)
  Net income                                 -     36,239              -             -     3,711,959             -       3,748,198
                                        -------   -------     -----------   -----------   ----------    -----------    -----------

Balance, December 31, 1996                1,000    62,423      45,000,000    (6,133,017)   6,304,193     (5,390,000)    39,844,599

  Distributions to limited
    partners ($0.80 per limited
    partner unit)                            -         -               -     (3,600,000)          -              -      (3,600,000)
  Net income                                 -     36,192              -             -     3,624,135             -       3,660,327
                                        -------   -------     -----------   -----------   ----------    -----------    -----------

Balance, December 31, 1997              $ 1,000   $98,615     $45,000,000   $(9,733,017)  $9,928,328    $(5,390,000)   $39,904,926
                                        =======   =======     ===========   ===========   ==========    ===========    ===========


                 See accompanying notes to financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                           Year Ended December 31,
                                                               1997                 1996                 1995
                                                           ------------         ------------         --------
Increase (Decrease) in Cash and
  Cash Equivalents:

    Cash Flows From Operating
      Activities:
        Cash received from tenants                         $  3,881,005         $  4,007,432         $  2,353,106
        Distributions from joint
          venture                                                76,212               20,279                   -
        Cash paid for expenses                                 (231,712)            (349,145)            (194,749)
        Interest received                                        54,919               75,160              323,038
                                                           ------------         ------------         ------------
            Net cash provided by
              operating activities                            3,780,424            3,753,726            2,481,395
                                                           ------------         ------------         ------------

    Cash Flows From Investing
      Activities:
        Proceeds from sale of land
          and buildings                                         610,384              775,000                   -
        Additions to land and
          buildings on operating
          leases                                                (23,501)          (2,355,627)         (16,012,458)
        Investment in direct
          financing leases                                      (29,257)            (405,937)          (5,595,236)
        Investment in joint
          venture                                                    -              (775,000)                  -
        Increase in restricted
          cash                                                 (610,384)                  -                    -
        Increase in other assets                                     -                                    (58,720)
        Other                                                        -                    -                20,714
                                                           ------------         ------------         ------------
            Net cash used in
              investing activities                              (52,758)          (2,761,564)         (21,645,700)
                                                           ------------         ------------         ------------

    Cash Flows From Financing
      Activities:
        Reimbursement of acqui-
          sition and syndication
          costs paid by related
          parties on behalf of
          the Partnership                                            -                (2,494)            (405,569)
        Contributions from limited
          partners                                                   -                    -            24,825,828
        Distributions to limited
          partners                                           (3,600,000)          (3,431,251)          (1,798,921)
        Payment of syndication
          costs                                                      -                    -            (2,452,743)
                                                           ------------         ------------         ------------
            Net cash provided by
              (used in) financing
              activities                                     (3,600,000)          (3,433,745)          20,168,595
                                                           ------------         ------------         ------------

Net Increase (Decrease) in Cash
  and Cash Equivalents                                          127,666           (2,441,583)           1,004,290

Cash and Cash Equivalents at
  Beginning of Year                                           1,546,203            3,987,786            2,983,496
                                                           ------------         ------------         ------------

Cash and Cash Equivalents at
  End of Year                                              $  1,673,869         $  1,546,203         $  3,987,786
                                                           ============         ============         ============

                 See accompanying notes to financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                            Year Ended December 31,
                                                               1997                 1996                 1995
                                                           ------------         ------------         --------
Reconciliation of Net Income to
  Net Cash Provided by Operating
  Activities:

    Net income                                             $  3,660,327         $  3,748,198         $  2,430,841
                                                           ------------         ------------         ------------
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation                                            561,883              550,447              316,205
        Amortization                                              2,000                2,000                2,000
        Equity in earnings of
          joint venture, net of
          distributions                                           2,705                  611                   -
        Gain on sale of land and
          buildings                                             (41,148)            (124,305)                  -
        Decrease (increase) in
          receivables                                            26,633               58,396              (83,993)
        Decrease in net investment
          in direct financing
          leases                                                 37,684               29,269               16,003
        Increase in prepaid
          expenses                                                 (119)              (8,514)                (660)
        Increase in accrued rental
          income                                               (444,650)            (468,201)            (299,090)
        Increase in accounts
          payable and accrued
          expenses                                                1,455                  517                4,036
        Increase (decrease) in due
          to related parties,
          excluding reimbursement
          of acquisition and
          syndication costs paid
          on behalf of the
          Partnership                                             1,059              (76,259)              76,682
        Increase (decrease) in
          rents paid in advance
          and deposits                                          (27,405)              41,567               19,371
                                                           ------------         ------------         ------------
            Total adjustments                                   120,097                5,528               50,554
                                                           ------------         ------------         ------------

Net Cash Provided by Operating
  Activities                                               $  3,780,424         $  3,753,726         $  2,481,395
                                                           ============         ============         ============






                 See accompanying notes to financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                           Year Ended December 31,
                                                               1997                 1996                 1995
                                                           ------------         ------------         --------
Supplemental Schedule of Non-Cash
  Investing and Financing
  Activities:

    Related parties paid certain
      acquisition and syndication
      costs on behalf of
      the Partnership as follows:
        Acquisition costs                                  $         -          $      9,356         $     97,589
        Syndication costs                                            -                    -               258,466
                                                           ------------         ------------         ------------

                                                           $         -          $      9,356         $    356,055
                                                           ============         ============         ============

Distributions declared and
  unpaid at December 31                                    $    900,000         $    900,000         $    787,500
                                                           ============         ============         ============






                 See accompanying notes to financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1997, 1996 and 1995


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

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


1.       Significant Accounting Policies - Continued:

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

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their fair value.

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

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


1.       Significant Accounting Policies - Continued:

         Investment in Joint Venture - The Partnership accounts for its interest in a property in Fayetteville, North Carolina, held as tenants-in-common with an affiliate, using the equity method since the Partnership shares control with an affiliate which has the same general partners.

         Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

         Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts. The Partnership limits investment of temporary cash investments to financial institutions with high credit standing; therefore, the Partnership believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment (Note 6).

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


1.       Significant Accounting Policies - Continued:

         Weighted Average Number of Limited Partner Units Outstanding Net income and distributions per limited partner unit are calculated based upon the weighted average number of units of limited partnership interest outstanding during the period the Partnership was operational.

         Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

2.       Leases:

         The Partnership leases its land or land and buildings primarily to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases are classified as operating leases and some of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portion of some of the leases are operating leases. All leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                          1997                   1996
                                       -----------            -----------

                  Land                 $15,259,455            $15,804,927
                  Buildings             16,836,982             16,836,982
                                       -----------            -----------
                                        32,096,437             32,641,909
                  Less accumulated
                    depreciation        (1,437,443)              (875,560)
                                       -----------            -----------

                                       $30,658,994            $31,766,349
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

         Generally, the leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1997, 1996 and 1995, the Partnership recognized $444,650, $468,201 and $299,090, respectively, of such rental income.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


3.       Land and Buildings on Operating Leases - Continued:

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1997:

                  1998                     $ 3,128,262
                  1999                       3,177,377
                  2000                       3,309,707
                  2001                       3,378,687
                  2002                       3,401,533
                  Thereafter                38,510,788
                                           -----------

                                           $54,906,354

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                    1997            1996
                                                ------------    -----------

                  Minimum lease payments
                    receivable                  $ 13,526,299    $ 14,267,132
                  Estimated residual
                    values                         1,932,560       1,932,560
                  Less unearned income            (9,490,047)    (10,193,196)
                                                ------------    ------------

                  Net investment in
                    direct financing
                    leases                      $  5,968,812    $  6,006,496
                                                ============    ============

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


4.       Net Investment in Direct Financing Leases - Continued:

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1997:

                  1998                       $   741,451
                  1999                           742,074
                  2000                           755,382
                  2001                           759,526
                  2002                           765,536
                  Thereafter                   9,762,330
                                             -----------

                                             $13,526,299

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

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


5.       Investment in Joint Venture - Continued:

         The Partnership and an affiliate, as tenants-in-common, own and lease one Boston Market property. The following presents the combined, condensed financial information for the property held as tenants-in-common with an affiliate at December 31:

                                                     1997          1996
                                                   --------      --------
                  Land and building on
                    operating lease,
                    less accumulated
                    depreciation                   $941,142      $960,732
                  Cash                                8,190           100
                  Prepaid expenses                       29            -
                  Accrued rental income              20,171         3,929
                  Liabilities                         8,163            23
                  Partners' capital                 961,369       964,738
                  Revenues                          112,744        29,293
                  Net income                         91,575        24,502

         The Partnership recognized income totalling $73,507 and $19,668 for the years ended December 31, 1997 and 1996, respectively, from this property held as tenants-in-common with an affiliate.

6.       Restricted Cash:

         As of December 31, 1997, the net sales proceeds of $610,384 from the sale of the property in Oviedo, Florida, plus accrued interest of $17,515, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property.

7.       Syndication Costs:

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

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


8.       Allocations and Distributions:

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

         Any gain from the sale of a property is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

         During the years ended December 31, 1997, 1996 and 1995, the Partnership declared distributions to the limited partners of $3,600,000, $3,543,751 and $2,437,832, respectively. No distributions have been made to the general partners to date.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


9.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                    1997               1996               1995
                                                                 ----------         ----------         -------
                  Net income for financial
                    reporting purposes                           $3,660,327         $3,748,198         $2,430,841

                  Depreciation for tax
                    reporting purposes
                    less than (in excess
                    of) depreciation for
                    financial reporting
                    purposes                                          3,576             (1,943)           (13,929)

                  Direct financing leases
                    recorded as operating
                    leases for tax
                    reporting purposes                               37,684             29,269             16,003

                  Equity in earnings of joint
                    venture for financial
                    reporting purposes in
                    excess of equity in
                    earnings of joint venture
                    for tax reporting purposes                        (477)            (1,330)                -

                  Gain on sale of land and
                    buildings for financial
                    reporting purposes less
                    than (in excess of) gain
                    for tax reporting purposes                       23,764           (124,305)                -

                  Allowance for doubtful
                    accounts                                         (8,996)             6,913              2,962

                  Accrued rental income                            (444,650)          (468,201)          (299,090)

                  Rents paid in advance                             (27,405)            47,221              2,595

                  Other                                                  -               4,008                 -
                                                                 ----------         ----------         ---------

                  Net income for federal
                    income tax purposes                          $3,243,823         $3,239,830         $2,139,382
                                                                 ==========         ==========         ==========

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


10.      Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Securities, Corp. and CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, is president of CNL Securities Corp. and served as president of CNL Fund Advisors, Inc. through October 1997. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1997, 1996 and 1995, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc. (hereinafter referred to collectively as the "Affiliates") and CNL Securities Corp. each performed certain services for the Partnership, as described below.

         For the year ended December 31, 1995, the Partnership incurred $2,110,195 in syndication costs due to CNL Securities Corp. for services in connection with selling limited partnership interests. A substantial portion of these amounts ($1,991,106) was paid as commissions to other broker-dealers.

         In addition, for the year ended December 31, 1995, the Partnership incurred $124,129 as a marketing support and due diligence expense reimbursement fee due to CNL Securities Corp. This fee equals 0.5% of the limited partner contributions of $24,825,828 received during the year ended December 31, 1995. A portion of this fee has been reallowed to other broker-dealers and all due diligence expenses were paid from such fee.

         Additionally, the Partnership incurred $1,365,421 for the year ended December 31, 1995 in acquisition fees due to the Affiliates for services in finding, negotiating and acquiring properties on behalf of the Partnership. These fees represent 5.5% of the limited partner capital contributions of $24,825,828 received during the year ended December 31, 1995.

         During the years ended December 31, 1997, 1996 and 1995, certain Affiliates acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliates an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


10.      Related Party Transactions - Continued:

         ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Affiliates. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Affiliates shall determine. The Partnership incurred management fees of $40,087, $39,206 and $24,128 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

         During the years ended December 31, 1997, 1996 and 1995, Affiliates provided accounting and administrative services to the Partnership (including accounting and administrative services in connection with the offering of units) on a day-to-day basis. The expenses incurred for these services were classified as follows:

                                               1997        1996       1995
                                             --------    --------   ------
                  Syndication costs          $     -     $     -    $159,928
                  General operating
                    and administrative
                expenses                       89,270     118,677    114,317
                                             --------    --------   --------

                                             $ 89,270    $118,677   $274,245
                                             ========    ========   ========

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


10.      Related Party Transactions - Continued:

         During 1996, the Partnership acquired one property from an affiliate of the general partners, for a purchase price of $775,000. The property is being held as tenants-in-common, with another affiliate of the general partners. The affiliates had purchased and temporarily held title to these properties in order to facilitate the acquisition of the properties by the Partnership. The purchase prices paid by the Partnership represented the costs incurred by the affiliates to acquire the properties, including closing costs.

         The due to related parties at December 31, 1997 and 1996 totalled $3,351 and $2,292, respectively.

11.      Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from the property held as tenants-in-common with an affiliate) for at least one of the years ended December 31:

                                         1997          1996          1995
                                      ----------    ----------    ----------

                  DenAmerica
                    Corp.             $1,046,845    $1,051,328    $  361,810
                  Golden Corral
                    Corporation          979,009       954,476       663,648
                  Foodmaker, Inc.        556,610       556,610       557,877
                  Checkers Drive-
                    In Restaur-
                    ants, Inc.           237,152       290,041       290,041

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


10.      Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from the property held as tenants-in-common with an affiliate) for at least one of the years ended December 31:

                                       1997          1996         1995
                                    ----------    ----------   ---------

                  Denny's           $1,164,928    $1,163,621   $  461,380
                  Golden Corral
                    Family Steak-
                    house Restau-
                    rants              979,009       954,476      663,648
                  Jack in the Box      556,610       556,610      557,877
                  Long John
                    Silver's           406,033       432,495      331,094
                  Checkers Drive-In
                    Restaurants        237,152       290,041      290,041

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

11.      Subsequent Event:

         In January  1998,  the  Partnership  acquired a  property  in  Memphis,
         Tennessee, as tenants-in-common with affiliates of the general partners. In connection therewith, the Partnership contributed $607,896 for a 40.42% interest in such property. The Partnership will account for its investment in this property using the equity method since the Partnership will share control with affiliates.

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

         James M. Seneff, Jr., age 51, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., CNL Real Estate Advisors, Inc. and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 50, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and Chief Investment Officer, Vice Chairman of the Board of Directors, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisors, Inc. from the date of its inception through June 30, 1997 and served as President of CNL Fund Advisors, Inc. from the date of its inception through October 1997. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, as Secretary and Treasurer from February 1996 through December 1997, and since February 1996, served as Vice Chairman of the Board of Directors of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, served as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with
Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

         CNL Group, Inc., which is the parent company of CNL Fund Advisors, Inc., was organized in 1980 under the laws of the State of Florida. CNL Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

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

         Curtis B. McWilliams, age 42, joined CNL Fund Advisors, Inc. in April 1997 and currently serves as President of CNL Fund Advisors, Inc. and as Executive Vice President of CNL American Properties Fund, Inc. In addition, Mr. McWilliams serves as Executive Vice President of CNL Group, Inc. and as President of CNL Financial Services, Inc. and certain other subsidiaries of CNL Group, Inc. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch. From January 1991 to August 1996, Mr. McWilliams was a managing director in the corporate banking group of Merrill Lynch's investment banking division. During this time, he was a senior relationship manager with Merrill Lynch and as such was responsible for a number of the firm's larger clients. From February 1990 to February 1993, he also served as co-head of one of the Industrial Banking Groups within Merrill Lynch's investment banking division and had administrative responsibility for a group of bankers and client relationships, including the firm's transportation group. From September 1996 to March 1997, Mr. McWilliams served as Chairman of Merrill Lynch's Private Advisory Services. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 39, is the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 49, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, served as a director and Secretary of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 300 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

         Jeanne A. Wall, age 39, has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. In 1985, Ms. Wall became Vice President of CNL Securities Corp., in 1987, she became Senior Vice President and in July 1997, she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers, and corporate communications for CNL Group, Inc. and Affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 through 1997, as Vice President of Commercial Net Lease Realty, Inc. from 1992 through 1997, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 34, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 and as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business
Administration   from  Florida  State  University  and  is  a  certified  public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 13, 1998, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 13, 1998, the beneficial ownership interests of the General Partners in the Registrant.


           Title of Class               Name of Partner            Percent of Class
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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1997, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

==========================================================================================================================
                                                                                              Amount Incurred
         Type of Compensation                                                                  For the Year
              and Recipient                       Method of Computation                   Ended December 31, 1997
        -----------------------                   ---------------------                  ------------------------
Reimbursement to affiliates for          Operating expenses are reimbursed        Operating expenses incurred
operating  expenses                      at the lower of cost or 90  percent      on behalf of the Partnership:
                                         of the prevailing rate at which          $84,319
                                         comparable services could have
                                         been obtained in the same                Accounting and administra-
                                         geographic area.  Affiliates of the      tive services:  $89,270
                                         General Partners from time to
                                         time incur certain operating
                                         expenses on behalf of the
                                         Partnership for which the
                                         Partnership reimburses the
                                         affiliates without interest.

Annual management fee to                 One percent of the sum of gross             $40,087
affiliates                               revenues from Properties wholly
                                         owned  by  the  Partnership   plus  the
                                         Partner-ship's allocable share of gross
                                         revenues of joint ventures in which the
                                         Part-nership  is  a  co-venturer.   The
                                         manage-ment  fee, which will not exceed
                                         competitive    fees   for    comparable
                                         services in the same  geographic  area,
                                         may or may not be taken, in whole or in
                                         part  as  to  any  year,  in  the  sole
                                         discretion  of  affiliates.  All or any
                                         portion of the management fee not taken
                                         as to any fiscal year shall be deferred
                                         without  interest  and may be  taken in
                                         such   other   fiscal   year   as   the
                                         affiliates shall determine.
==========================================================================================================================




==========================================================================================================================
                                                                                              Amount Incurred
         Type of Compensation                                                                  For the Year
              and Recipient                       Method of Computation                   Ended December 31, 1997
        -----------------------                   ---------------------                  ------------------------
Deferred, subordinated real estate       A deferred, subordinated real               $ -0-
disposition fee payable to               estate disposition fee, payable
affiliates                               upon sale of one or more
                                         Properties,  in an amount  equal to the
                                         lesser of (i) one-half of a competitive
                                         real estate  commission,  or (ii) three
                                         percent  of the  sales  price  of  such
                                         Property or Properties. Payment of such
                                         fee shall be made only if affiliates of
                                         the   General    Partners   provide   a
                                         substantial   amount  of   services  in
                                         connection  with the sale of a Property
                                         or Properties and shall be subordinated
                                         to  certain   minimum  returns  to  the
                                         Limited Partners.  However,  if the net
                                         sales  proceeds  are  reinvested  in  a
                                         replacement   Property,  no  such  real
                                         estate disposition fee will be incurred
                                         until such replacement Property is sold
                                         and  the   net   sales   proceeds   are
                                         distributed.

General Partners' deferred, sub-         A deferred, subordinated share              $ -0-
ordinated share of Partnership net       equal to one percent of
cash flow                                Partnership distributions of net
                                         cash flow, subordinated to certain
                                         minimum returns to the Limited
                                         Partners.

General Partners' deferred, sub-         A deferred, subordinated share              $ -0-
ordinated share of Partnership net       equal to five percent of
sales proceeds from a sale or            Partnership distributions of such
sales                                    net sales proceeds, subordi-nated
                                         to certain minimum returns to the
                                         Limited Partners.
==========================================================================================================================

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       The following documents are filed as part of this report.

          1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1997 and 1996

                  Statements of Income for the years ended December 31, 1997, 1996 and 1995

                  Statements of Partners' Capital for the years ended December 31, 1997, 1996 and 1995

                  Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

                  Notes to Financial Statements

          2.  Financial Statement Schedule

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1997

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1997

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

                  27       Financial Data Schedule (Filed herewith.)

          (b) The Registrant filed no reports on Form 8-K during the period October 1, 1997 through December 31, 1997.

          (c)     Not applicable.

          (d)     Other Financial Information

                  The Partnership is required to file audited financial information of two of its tenants (DenAmerica Corp. and Golden Corral Corporation) as a result of these two tenants each leasing more than 20 percent of the Partnership's total assets for the year ended December 31, 1997. DenAmerica Corp. is a public company and as of the date hereof, had not filed their Form 10-K; therefore, the financial statements are not available to the Partnership to include in this filing. The Partnership will file this financial information under cover of a Form 10-K/A as soon as it is available. Golden Corral Corporation is a privately-held company and its financial information is not publicly available.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 1998.

                                            CNL INCOME FUND XVI, LTD.

                                            By:    CNL REALTY CORPORATION
                                                   General Partner

                                                   /s/ Robert A. Bourne
                                                   --------------------------
                                                   ROBERT A. BOURNE, President


                                            By:    ROBERT A. BOURNE
                                                   General Partner

                                                   /s/ Robert A. Bourne
                                                   --------------------------
                                                   ROBERT A. BOURNE


                                            By:    JAMES M. SENEFF, JR.
                                                   General Partner

                                                   /s/ James M. Seneff, Jr.
                                                   --------------------------
                                                   JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

==========================================================================================================================
               Signature                                  Title                                    Date
/s/ Robert A. Bourne                     President, Treasurer and Director                    March 24, 1998
----------------------------------       (Principal Financial and
Robert A. Bourne                         Accounting  Officer)


/s/ James M. Seneff, Jr.                 Chief Executive Officer and                          March 24, 1998
----------------------------------       Director (Principal Executive
James M. Seneff, Jr.                     Officer)


==========================================================================================================================

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



                                                                                          Costs Capitalized
                                                                                               Subsequent
                                                          Initial Cost                     To Acquisition
                                                                      Buildings
                                      Encum-                             and             Improve-      Carrying
                                     brances           Land          Improvements         ments         Costs
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Arby's Restaurant:
      Indianapolis, Indiana               -         $  315,276       $  591,993        $        -        $   -

    Boston Market Restaurants:
      St. Cloud, Minnesota                -            502,786          645,127                 -            -
      Columbia Heights, Minnesota         -            277,576          725,953                 -            -
      Madison, Tennessee (i)              -            343,367          484,422                 -            -

    Checkers Drive-In Restaurants:
      Conyers, Georgia                    -            363,553               -                  -            -
      Lake Worth, Florida                 -            325,302               -                  -            -
      Ocala, Florida                      -            289,578               -                  -            -
      Pompano Beach, Florida              -            373,491               -                  -            -
      Tampa, Florida                      -            372,177               -                  -            -
      Tampa, Florida                      -            221,715               -                  -            -

    Denny's Restaurants:
      Tucson, Arizona                     -            218,353               -                  -            -
      Idaho Falls, Idaho                  -            552,186               -             692,274           -
      Branson, Missouri                   -          1,160,979               -           1,010,688           -
      Dover, Ohio                         -            266,829               -                  -            -
      Salina, Kansas                      -            260,711               -                  -            -
      Moab, Utah                          -            432,825               -                  -            -
      Mesquite, Texas                     -            403,548          650,659                 -            -
      Temple, Texas                       -            306,866          677,659                 -            -

    Golden Corral Family
      Steakhouse Restaurants:
        Fort Collins, Colorado            -            566,943               -           1,122,500           -
        Hickory, North Carolina           -            761,108               -           1,001,893           -
        Independence, Missouri            -            781,761               -           1,147,538           -
        Baytown, Texas                    -            446,240               -             971,766           -
        Rosenburg, Texas                  -            320,133               -             804,428           -
        Farmington, New Mexico            -            517,495               -           1,037,873           -

    IHOP Restaurant:
      Ft. Worth, Texas                    -            364,634          554,302                 -            -

    Jack in the Box Restaurants:
      Brownsville, Texas                  -            553,671               -             658,282           -
      Grand Prairie, Texas                -            439,950               -             636,524           -
      Rancho Cordova, California          -            401,302          595,722                 -            -
      Temple City, California             -            744,493          225,404                 -            -
      Texas City, Texas                   -            403,476          568,053                 -            -

    KFC Restaurant:
      Concordia, Missouri                 -            188,759               -             434,369           -




                                                                                                                         Life
                                                                                                                       on Which
                    Gross Amount at Which Carried                                                                     Depreciation
                        at Close of Period (g)                                                                         in Latest
                             Buildings                                                 Date                             Income
                                and                               Accumulated         of Con-          Date          Statement is
             Land           Improvements          Total           Depreciation       struction       Acquired          Computed
         -----------        ------------       -----------        ------------       ---------       --------        ----------





         $   315,276        $   591,993        $   907,269        $ 46,778              1978           08/95            (c)


             502,786            645,127          1,147,913          49,327              1995           09/95            (c)
             277,576            725,953          1,003,529          49,391              1995           12/95            (c)
             343,367            484,422            827,789          42,890              1995           05/95            (c)


             363,553                 -             363,553              (b)               -            12/94            (b)
             325,302                 -             325,302              (b)               -            12/94            (b)
             289,578                 -             289,578              (b)               -            12/94            (b)
             373,491                 -             373,491              (b)               -            12/94            (b)
             372,177                 -             372,177              (b)               -            12/94            (b)
             221,715                 -             221,715              (b)               -            12/94            (b)


             218,353              (d)              218,353            (e)               1995           10/94            (e)
             552,186            692,274          1,244,460          58,134              1995           01/95            (c)
           1,160,979          1,010,688          2,171,667          68,242              1995           03/95            (c)
             266,829              (d)              266,829            (e)               1971           03/95            (e)
             260,711              (d)              260,711            (e)               1995           04/95            (e)
             432,825              (d)              432,825            (e)               1995           06/95            (e)
             403,548            650,659          1,054,207          50,642              1995           08/95            (c)
             306,866            677,659            984,525          52,743              1975           08/95            (c)



             566,943          1,122,500          1,689,443         104,844              1995           10/94            (c)
             761,108          1,001,893          1,763,001         100,281              1994           11/94            (c)
             781,761          1,147,538          1,929,299         114,859              1994           11/94            (c)
             446,240            971,766          1,418,006          88,764              1995           01/95            (c)
             320,133            804,428          1,124,561          65,095              1995           05/95            (c)
             517,495          1,037,873          1,555,368          62,154              1996           01/96            (c)


             364,634            554,302            918,936          33,701              1994           03/96            (c)


             553,671            658,282          1,211,953          65,152              1995           10/94            (c)
             439,950            636,524          1,076,474          58,988              1995           10/94            (c)
             401,302            595,722            997,024          62,945              1985           10/94            (c)
             744,493            225,404            969,897          23,817              1984           10/94            (c)
             403,476            568,053            971,529          60,022              1991           10/94            (c)


             188,759            434,369            623,128          30,981              1995           09/95            (c)

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



                                                                                                     Costs Capitalized
                                                                                                         Subsequent
                                                                    Initial Cost                       To Acquisition
                                                                                Buildings
                                                Encum-                             and             Improve-      Carrying
                                               brances          Land           Improvements         ments         Costs
    Long John Silver's Restaurants:
      Charlotte, North Carolina                     -            313,200               -             415,695           -
      Copperas Cove, Texas                          -            162,000               -                  -            -
      Kansas City, Missouri                         -            370,204               -             433,058           -
      Silver City, New Mexico                       -            116,767          183,174                 -            -

    Shoney's Restaurant:
      Las Vegas, Nevada                             -            426,238               -                  -            -

    Wendy's Old Fashioned Hamburgers
      Restaurant:
        Washington, District of
          Columbia                                  -            393,963          567,626                 -            -
                                                             -----------       ----------        -----------      ------

                                                             $15,259,455       $6,470,094        $10,366,888      $    -
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
                                                             ===========       ==========        ===========      ======

Properties the Partnership
  has Invested in Under
  Direct Financing Leases:

    Boston Market Restaurant:
        Chattanooga, Tennessee (i)                  -            184,014          577,320                 -            -

    Denny's Restaurants:
      Tucson, Arizona                               -        $        -        $      -          $   539,769      $    -
      Bucyrus, Ohio                                 -            139,003          155,194            273,858           -
      Dover, Ohio                                   -                 -           200,612            236,270           -
      Salina, Kansas                                -                 -               -              693,781           -
      Moab, Utah                                    -                 -               -              727,211           -

    Long John Silver's Restaurants:
      Celina, Ohio                                  -            109,129             -               425,145           -
      Clovis, New Mexico                            -            127,607          425,282                 -            -
      Copperas Cove, Texas                          -                 -           424,319                 -            -

    Shoney's Restaurant:
      Las Vegas, Nevada                             -                 -           812,466                 -            -
                                                             -----------       ----------        -----------      ------

                                                             $   559,753       $2,595,193        $ 2,896,034      $    -
                                                             ===========       ==========        ===========      ======



                                                                                                                         Life
                                                                                                                       on Which
                   Gross Amount at Which Carried                                                                     Depreciation
                      at Close of Period (g)                                                                         in Latest
                             Buildings                                                 Date                             Income
                                and                               Accumulated         of Con-          Date          Statement is
             Land           Improvements          Total           Depreciation       struction       Acquired          Computed
         -----------        ------------       -----------        ------------       ---------       --------        ----------

             313,200            415,695            728,895          37,299              1995           12/94            (c)
             162,000             (d)               162,000            (e)               1994           12/94            (e)
             370,204            433,058            803,262          40,172              1995           12/94            (c)
             116,767            183,174            299,941          12,630              1982           12/95            (c)


             426,238             (d)               426,238            (e)               1992           05/95            (e)




             393,963            567,626            961,589          57,592              1983           12/94            (c)
         -----------        -----------        -----------      ----------

         $15,259,455        $16,836,982        $32,096,437      $1,437,443
         ===========        ===========        ===========      ==========







         $   377,800        $   587,700        $   965,500      $   24,358              1996           10/96            (c)
         ===========        ===========        ===========      ==========






               (d)                  (d)                (d)             (f)               1995           05/95           (f)


               -                  (d)                  (d)             (e)               1995           10/94           (e)
               (d)                  (d)                (d)             (f)               1973           03/95           (f)
               -                  (d)                  (d)             (e)               1971           03/95           (e)
               -                  (d)                  (d)             (e)               1995           04/95           (e)
               -                  (d)                  (d)             (e)               1995           06/94           (e)


               (d)                  (d)                (d)             (f)               1995           10/94           (f)
               (d)                  (d)                (d)             (f)               1976           12/94           (f)
               -                  (d)                  (d)             (e)               1994           12/94           (e)


               -                  (d)                  (d)             (e)               1992           05/95           (e)

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



(a) Transactions in real estate and accumulated depreciation during 1997, 1996 and 1995 are summarized as follows:

                                                                                                          Accumulated
                                                                                         Cost             Depreciation
                    Properties the Partnership
                      has Invested in Under
                      Operating Leases:

                        Balance, December 31, 1994                                    $14,697,306        $    8,908
                        Acquisitions                                                   15,418,316                -
                        Reclassified to net invest-
                          ment in direct financing
                          lease                                                         (649,736)                -
                        Depreciation expense                                                   -            316,205
                                                                                      -----------        ----------

                        Balance, December 31, 1995                                     29,465,886           325,113
                        Acquisitions                                                    3,488,522                -
                        Dispositions                                                    (312,499)                -
                        Depreciation expense                                                   -            550,447
                                                                                      -----------        ----------

                        Balance, December 31, 1996                                     32,641,909           875,560
                        Dispositions                                                    (545,472)                -
                        Depreciation expense                                                   -            561,883
                                                                                      -----------        ----------

                        Balance, December 31, 1997                                    $32,096,437        $1,437,443
                                                                                      ===========        ==========


                    Property of Joint  Venture in Which
                      the Partnership has an 80.27%
                      Interest and has Invested in Under
                      and Operating Lease:

                        Balance, December 31, 1995                                    $        -         $       -
                        Acquisition                                                       965,500                -
                        Depreciation expense                                                   -              4,768
                                                                                      -----------        ----------

                        Balance, December 31, 1996                                        965,500             4,768
                        Depreciation expense                                                   -             19,590
                                                                                      -----------        ----------

                        Balance, December 31, 1997                                    $   965,500        $   24,358
                                                                                      ===========        ==========


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

                                December 31, 1997



(f) For financial reporting purposes, the lease for the land and building has been recorded as a direct financing lease. The cost of the land and building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(g) As of December 31, 1997, the aggregate cost of the Properties owned by the Partnership and the joint venture for federal income tax purposes was $38,151,418 and $775,000, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(h) During the years ended December 31, 1996 and 1994, the Partnership, and an affiliate as tenants-in-common, purchased land and buildings from CNL BB Corp., an affiliate of the General Partners, for an aggregate cost of $775,000 and $4,094,922, respectively.

(i) The restaurants in Madison, Tennessee and Chattanooga, Tennessee were converted from Kenny Rogers Roasters restaurants to Boston Market restaurants in 1996.

                                    EXHIBITS

                                  EXHIBIT INDEX


Exhibit Number                                                             Page

      3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XVI, Ltd. (Included as Exhibit 3.2 to Registration
                  Statement No. 33-69968-01 on Form S- 11 and incorporated herein by reference.)

      4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XVI, Ltd. (Included as Exhibit 3.2 to Registration
                  Statement No. 33-69968-01 on Form S- 11 and incorporated herein by reference.)

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