Form 10-Q
period 1998-03-31
CNL INCOME FUND XVI LTD
filed 1998-05-08
CIK 913058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                           --------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to


                             Commission file number
                                     0-26218


                            CNL Income Fund XVI, Ltd.
             (Exact name of registrant as specified in its charter)


          Florida                        59-3198891
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street
Orlando, Florida                             32801
----------------------------           -----------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                    (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes     X      No

                                    CONTENTS






Part I                                                           Page

  Item 1.  Financial Statements:

             Condensed Balance Sheets                            1

             Condensed Statements of Income                      2

             Condensed Statements of Partners' Capital           3

             Condensed Statements of Cash Flows                  4

             Notes to Condensed Financial Statements             5-6

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                               7-9


Part II

  Other Information                                              10

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                  March 31,       December 31,
            ASSETS                                  1998              1997
                                                 -----------      -----------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,577,859
  and $1,437,443                                 $30,518,578     $30,658,994
Net investment in direct financing
  leases                                           5,958,509       5,968,812
Investment in joint ventures                       1,378,585         771,684
Cash and cash equivalents                          1,867,427       1,673,869
Restricted cash                                           -          627,899
Receivables                                               -           31,946
Prepaid expenses                                       8,548           9,293
Organization costs, less accumu-
  lated amortization of $7,050
  and $6,550                                           2,950           3,450
Accrued rental income                              1,302,452       1,192,373
                                                 -----------     -----------

                                                 $41,037,049     $40,938,320
                                                 ===========     ===========


LIABILITIES AND PARTNERS' CAPITAL

Construction costs payable                       $    53,278     $    53,278
Accounts payable                                       2,825           2,707
Escrowed real estate taxes payable                     3,955           4,353
Distributions payable                                990,000         900,000
Due to related parties                                15,852           3,351
Rents paid in advance and deposits                   159,518          69,705
                                                 -----------     -----------
    Total liabilities                              1,225,428       1,033,394

Partners' capital                                 39,811,621      39,904,926
                                                 -----------     -----------

                                                 $41,037,049     $40,938,320
                                                 ===========     ===========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                      Quarter Ended
                                                        March 31,
                                                  1998              1997
                                               ----------        -----------

Revenues:
  Rental income from operating leases          $  888,095        $  898,227
  Earned income from direct financing
    leases                                        175,047           176,211
  Interest and other income                        14,761            18,565
                                               ----------        ----------
                                                1,077,903         1,093,003
                                               ----------        ----------

Expenses:
  General operating and administrative             33,021            41,140
  Professional services                             9,440             5,713
  Management fees to related parties                9,963             9,902
  State and other taxes                            19,302            20,382
  Depreciation and amortization                   140,916           141,134
                                               ----------        ----------
                                                  212,642           218,271
                                               ----------        ----------

Income Before Equity in Earnings of
  Joint Ventures and Gain on Sale of
  Land                                            865,261           874,732

Equity in Earnings of Joint Ventures               31,434            18,325

Gain on Sale of Land                                   -             41,148
                                               ----------        ----------

Net Income                                     $  896,695        $  934,205
                                               ==========        ==========

Allocation of Net Income:
  General partners                             $    8,967        $    8,930
  Limited partners                                887,728           925,275
                                               ----------        ----------

                                               $  896,695        $  934,205
                                               ==========        ==========


Net Income Per Limited Partner Unit            $     0.20        $     0.21
                                               ==========        ==========

Weighted Average Number of Limited
  Partner Units Outstanding                     4,500,000         4,500,000
                                               ==========        ==========




            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                       Quarter Ended               Year Ended
                                         March 31,                December 31,
                                           1998                       1997
                                       -------------              -----------

General partners:
  Beginning balance                    $    99,615               $    63,423
  Net income                                 8,967                    36,192
                                       -----------               -----------
                                           108,582                    99,615
                                       -----------               -----------

Limited partners:
  Beginning balance                     39,805,311                39,781,176
  Net income                               887,728                 3,624,135
  Distributions ($0.22 and $0.80
    per limited partner unit,
    respectively)                         (990,000)               (3,600,000)
                                       -----------               -----------
                                        39,703,039                39,805,311
                                       -----------               -----------

Total partners' capital                $39,811,621               $39,904,926
                                       ===========               ===========




            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                        Quarter Ended
                                                           March 31,
                                                     1998            1997
                                                 -----------      -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                 $ 1,091,044      $ 1,034,288
                                                 -----------      -----------

    Cash Flows From Investing
      Activities:
        Proceeds from sale of land                        -           610,384
        Investment in direct
          financing leases                                -           (29,257)
        Investment in joint venture                 (607,896)              -
        Decrease (increase) in
          restricted cash                            610,410         (610,384)
                                                 -----------      -----------
            Net cash provided by
              (used in) investing
              activities                               2,514          (29,257)
                                                 -----------      -----------

    Cash Flows From Financing
      Activities:
        Distributions to limited
          partners                                  (900,000)        (900,000)
                                                 -----------      -----------
            Net cash used in
              financing activities                  (900,000)        (900,000)
                                                 -----------      -----------

Net Increase in Cash and Cash
  Equivalents                                        193,558          105,031

Cash and Cash Equivalents at
  Beginning of Quarter                             1,673,869        1,546,203
                                                 -----------      -----------

Cash and Cash Equivalents at End
  of Quarter                                     $ 1,867,427      $ 1,651,234
                                                 ===========      ===========

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Distributions declared and
      unpaid at end of quarter                   $   990,000      $   900,000
                                                 ===========      ===========







            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVI, Ltd. (the "Partnership") for the year ended December 31, 1997.

2.       Investment in Joint Ventures:

         In January 1998, the Partnership acquired a 40.42% interest in an IHOP property in Memphis, Tennessee, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures.

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                                 March 31,     December 31,
                                                   1998            1997

                  Land and buildings on
                    operating leases, less
                    accumulated depreciation    $2,434,194      $941,142
                  Cash                               8,375         8,190
                  Prepaid expenses                      23            29
                  Accrued rental income             29,559        20,171
                  Liabilities                        8,498         8,163
                  Partners' capital              2,463,653       961,369
                  Revenues                          66,925       112,744
                  Net income                        55,028        91,575

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1998 and 1997


2.       Investment in Joint Ventures - Continued:

         The Partnership recognized income totalling $31,434 and $18,325 for the quarters ended March 31, 1998 and 1997, respectively, from these joint ventures and Properties held as tenants-in-common with affiliates of the general partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1998, the Partnership owned 43 Properties, including two Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 1998 and 1997, was cash from operations (which includes cash received from tenants, distributions from the joint venture, and interest and other income received, less cash paid for expenses). Cash from operations was $1,091,044 and $1,034,288 for the quarters ended March 31, 1998 and 1997, respectively. The increase in cash from operations for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 1998.

         In January 1998, the Partnership reinvested the net sales proceeds it received from the sale, in March 1997, of the Property in Oviedo, Florida, in a Property located in Memphis, Tennessee, with affiliates of the general partners as tenants-in-common. In connection therewith, the Partnership and the affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of March 31, 1998, the Partnership owned a 40.42% interest in this Property.

         Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the use of such funds to pay Partnership expenses or to make distributions to partners. At March 31, 1998, the Partnership had $1,867,427 invested in such short-term investments, as compared to $1,673,869 at December 31, 1997. The funds remaining at March 31, 1998, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, increased to $1,225,428 at March 31, 1998, from $1,033,394 at December 31, 1997, partially as a result of the Partnership's accruing a special distribution of accumulated, excess operating reserves payable to the limited partners of $90,000 at March 31, 1998. The increase was also partially a result of an increase in rents paid in advance at March 31, 1998, as compared to December 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, and for the quarter ended March 31, 1998, accumulated excess operating reserves, the Partnership declared distributions to the limited partners of $990,000 and $900,000 for the quarters ended March 31, 1998 and 1997, respectively. This represents distributions of $0.22 and $0.20 per unit for the quarters ended March 31, 1998 and 1997, respectively. No distributions were made to the general partners for the quarters ended March 31, 1998 and 1997. No amounts distributed to the limited partners for the quarters ended March 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the quarter ended March 31, 1997, the Partnership owned and leased 42 wholly owned Properties (including one Property in Oviedo, Florida, which was sold in March 1997), and during the quarter ended March 31, 1998, the Partnership owned and leased 41 wholly owned Properties, to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership earned $1,063,142 and $1,074,438, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. The decrease in rental and earned income during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily the result of the sale of the Property in Oviedo, Florida, in March 1997. The net sales proceeds were reinvested in a Property in Memphis, Tennessee, with affiliates of the general partners as tenants-in-common, as described below.

         During the quarter ended March 31, 1997, the Partnership also owned and leased one Property as tenants-in-common with an affiliate of the general partners and during the quarter ended March 31, 1998, the Partnership owned and leased two Properties with affiliates of the general partners as tenants-in-common. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership earned $31,434 and $18,325, respectively, attributable to net income earned by joint ventures. The increase in net income earned by joint ventures during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily attributable to the fact that in January 1998, the Partnership reinvested the net sales proceeds it received from the 1997 sale of the Property in Oviedo, Florida, in an IHOP in Memphis, Tennessee, with affiliates of the general partners as tenants in common.

         Operating expenses, including depreciation and amortization expense, were $212,642 and $218,271 for the quarters ended March 31, 1998 and 1997, respectively.

         As a result of the sale of the Property in Oviedo, Florida, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain for financial reporting purposes of $41,148 during the quarter ended March 31, 1997. No Properties were sold during the quarter ended March 31, 1998.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of May, 1998.


                            CNL INCOME FUND XVI, LTD.

                            By:      CNL REALTY CORPORATION
                                     General Partner


                                     By:      /s/ James M. Seneff, Jr.
                                              ----------------------------
                                              JAMES M. SENEFF, JR.
                                              Chief Executive Officer
                                              (Principal Executive Officer)


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