Form 10-K405/A
period 1997-12-31
CNL INCOME FUND XVI LTD
filed 1998-06-30
CIK 913058

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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

The Form 10-K of CNL Income Fund XVI, Ltd. (the "Partnership") for the year ended December 31, 1997, is being amended to include, in Item 14(d), summarized financial information of one of its tenants, DenAmerica Corp., as a result of the fact that this tenant leased more than 20 percent of the Partnership's total assets for the year ended December 31, 1997. This summarized financial information was not available to the Partnership at the time the Partnership filed its Form 10-K for the year ended December 31, 1997.


                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (d)      Other Financial Information.

                  The following summarized financial information is filed as part of this report as a result of the fact that one of the Partnership's tenants, DenAmerica Corp., leased more than 20 percent of the Partnership's total assets for the year ended December 31, 1997. The summarized financial information presented for DenAmerica Corp. and Subsidiaries as of December 31, 1997 and 1996 and the years ended December 31, 1997, 1996 and 1995, was obtained from the Form 10-K filed by DenAmerica Corp. and Subsidiaries with the Securities and Exchange Commission for the year ended December 31, 1997.


                        DenAmerica Corp. and Subsidiaries
                             Selected Financial Data
                                 (in Thousands)

Consolidated Balance Sheet Data:
                                                       December 31,
                                                 1997                 1996

Current Assets                                 $ 41,967            $ 14,382
Noncurrent Assets                               128,297             164,807
Current Liabilities                              78,384              47,411
Noncurrent Liabilities                           90,632             109,650


Consolidated Statements of
  Operations Data:
                                           Year Ended December 31,
                                     1997            1996            1995
                                  -----------    ------------    --------

Gross revenues                    $300,579         $241,480        $ 74,683
Costs and expenses (including
  income tax benefit)              321,556          239,865          74,483
                                  --------         --------        --------

Income (loss) before extra-
  ordinary item                    (20,977)           1,615             200

Extraordinary item - loss on
  extinguishment of debt
  (net of income taxes)                 -              (497)             -
                                  --------         --------        -------

Net income (loss)                  (20,977)           1,118             200

Preferred stock dividend
  accretion                             -              (149)           (593)
                                  --------         --------        --------

Net income (loss) applicable
  to common shareholders          $(20,977)        $    969        $   (393)
                                  ========         ========        ========

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of June, 1998.

                                            CNL INCOME FUND XVI, LTD.

                                            By:    CNL REALTY CORPORATION
                                                   General Partner

                                                   /s/ Robert A. Bourne
                                                   ----------------------------
                                                   ROBERT A. BOURNE, President


                                            By:    ROBERT A. BOURNE
                                                   General Partner

                                                   /s/ Robert A. Bourne
                                                   ----------------------------
                                                   ROBERT A. BOURNE


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

Signature                                    Title                                  Date

/s/ Robert A. Bourne                    President, Treasurer and Director       June 29, 1998
-----------------------------           (Principal Financial and Accounting
Robert A. Bourne                        Officer)


/s/ James M. Seneff, Jr.                Chief Executive Officer and Director    June 29, 1998
-----------------------------           (Principal Executive Officer)
James M. Seneff, Jr.
