Form 10-Q
period 1998-06-30
CNL INCOME FUND XVI LTD
filed 1998-08-12
CIK 913058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                            -------------------------

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

                                    CONTENTS






Part I                                                              Page

  Item 1.  Financial Statements:

             Condensed Balance Sheets                               1

             Condensed Statements of Income                         2

             Condensed Statements of Partners' Capital              3

             Condensed Statements of Cash Flows                     4-5

             Notes to Condensed Financial Statements                6-8

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                  9-12


Part II

  Other Information                                                 13

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                            June 30,                December 31,
            ASSETS                            1998                      1997
                                           -----------              --------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,705,440
  and $1,437,443                           $30,229,793             $30,658,994
Net investment in direct financing
  leases                                     5,931,981               5,968,812
Investment in joint ventures                 1,378,058                 771,684
Cash and cash equivalents                    1,838,278               1,673,869
Restricted cash                                     -                  627,899
Receivables, less allowance for
  doubtful accounts of $23,011
  and $879                                       2,251                  31,946
Prepaid expenses                                26,439                   9,293
Organization costs, less accumu-
  lated amortization of $7,550
  and $6,550                                     2,450                   3,450
Accrued rental income                        1,298,409               1,192,373
                                           -----------             -----------

                                           $40,707,659             $40,938,320
                                           ===========             ===========


LIABILITIES AND PARTNERS' CAPITAL

Construction costs payable                 $     5,532             $    53,278
Accounts payable                                 3,969                   2,707
Accrued and escrowed real estate
  taxes payable                                  5,738                   4,353
Distributions payable                          900,000                 900,000
Due to related parties                           5,034                   3,351
Rents paid in advance and deposits              86,389                  69,705
                                           -----------             -----------
    Total liabilities                        1,006,662               1,033,394

Partners' capital                           39,700,997              39,904,926
                                           -----------             -----------

                                           $40,707,659             $40,938,320
                                           ===========             ===========


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                       Six Months Ended
                                                              June 30,                             June 30,
                                                     1998             1997               1998              1997
                                                  ----------       ----------         ----------        -------
Revenues:
  Rental income from
    operating leases                              $  883,229       $  890,377         $1,771,324        $1,788,604
  Adjustments to accrued
    rental income                                   (119,072)              -            (119,072)               -
  Earned income from direct
    financing leases                                 160,329          175,935            335,376           352,146
  Interest and other income                           19,743           20,264             34,504            38,829
                                                  ----------       ----------         ----------        ----------
                                                     944,229        1,086,576          2,022,132         2,179,579
                                                  ----------       ----------         ----------        ----------

Expenses:
  General operating and
    administrative                                    41,002           39,919             74,023            81,059
  Professional services                                8,511            7,599             17,951            13,312
  Management fees to
    related parties                                    9,853            9,840             19,816            19,742
  Real estate taxes                                      839               -                 839                -
  State and other taxes                                   89              152             19,391            20,534
  Depreciation and
    amortization                                     128,081          140,916            268,997           282,050
                                                  ----------       ----------         ----------        ----------
                                                     188,375          198,426            401,017           416,697
                                                  ----------       ----------         ----------        ----------

Income Before Equity in
  Earnings of Joint Ventures
  and Gain on Sale of Land                           755,854          888,150          1,621,115         1,762,882

Equity in Earnings of Joint
  Ventures                                            33,522           18,295             64,956            36,620

Gain on Sale of Land                                      -                -                  -             41,148
                                                  ----------       ----------         ----------        ----------

Net Income                                        $  789,376       $  906,445         $1,686,071        $1,840,650
                                                  ==========       ==========         ==========        ==========

Allocation of Net Income:
  General partners                                $    7,894       $    9,065         $   16,861        $   17,995
  Limited partners                                   781,482          897,380          1,669,210         1,822,655
                                                  ----------       ----------         ----------        ----------

                                                  $  789,376       $  906,445         $1,686,071        $1,840,650
                                                  ==========       ==========         ==========        ==========
Net Income Per Limited
  Partner Unit                                    $     0.17       $     0.20         $     0.37        $     0.41
                                                  ==========       ==========         ==========        ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding                                4,500,000        4,500,000          4,500,000         4,500,000
                                                  ==========       ==========         ==========        ==========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                    Six Months Ended               Year Ended
                                        June 30,                  December 31,
                                          1998                        1997
                                    ----------------              --------

General partners:
  Beginning balance                  $    99,615                 $    63,423
  Net income                              16,861                      36,192
                                     -----------                 -----------
                                         116,476                      99,615
                                     -----------                 -----------

Limited partners:
  Beginning balance                   39,805,311                  39,781,176
  Net income                           1,669,210                   3,624,135
  Distributions ($0.42 and $0.80
    per limited partner unit,
    respectively)                     (1,890,000)                 (3,600,000)
                                     -----------                 -----------
                                      39,584,521                  39,805,311
                                     -----------                 -----------

Total partners' capital              $39,700,997                 $39,904,926
                                     ===========                 ===========


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                     Six Months Ended
                                                          June 30,
                                                 1998               1997
                                             -----------         ------------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                             $ 1,922,221         $ 1,888,155
                                             -----------         -----------

    Cash Flows From Investing
      Activities:
        Proceeds from sale of land                    -              610,384
        Reimbursement from developer
          of construction costs                  161,204                    -
        Investment in direct
          financing leases                       (31,504)            (29,257)
        Investment in joint ventures            (607,896)                 -
        Decrease in restricted cash              610,384                  -
                                             -----------         ----------
            Net cash provided by
              investing activities               132,188             581,127
                                             -----------         -----------

    Cash Flows From Financing
      Activities:
        Distributions to limited
          partners                            (1,890,000)         (1,800,000)
                                             -----------         -----------
            Net cash used in
              financing activities            (1,890,000)         (1,800,000)
                                             -----------         -----------

Net Increase in Cash and Cash
  Equivalents                                    164,409             669,282

Cash and Cash Equivalents at
  Beginning of Period                          1,673,869           1,546,203
                                             -----------         -----------

Cash and Cash Equivalents at End
  of Period                                  $ 1,838,278         $ 2,215,485
                                             ===========         ===========


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                 CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED


                                                     Six Months Ended
                                                         June 30,
                                                 1998               1997
                                             -----------         ----------

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Land and building under operating
      lease exchanged for land and
      building under operating lease         $   827,789         $        -
                                             ===========         ===========

    Land and building under direct
      financing lease exchanged for
      land and building under direct
      financing lease                        $   761,334         $        -
                                             ===========         ===========

    Distributions declared and
      unpaid at end of period                $   900,000         $   900,000
                                             ===========         ===========




            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVI, Ltd. (the "Partnership") for the year ended December 31, 1997.

         The general partners are in the process of analyzing the effects of the consensus reached by the Financial Accounting Standards Board in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods," issued in May 1998. The general partners do not expect that the conclusions reached in this consensus will have a material effect on the Partnership's financial position or results of operations.

2.       Land and Building on Operating Leases:

         In May 1998, the tenant of the property in Madison, Tennessee, exercised its option under the terms of its lease agreement, to substitute the existing property for a replacement property. In conjunction therewith, the Partnership exchanged the Boston Market property in Madison, Tennessee, for a Boston Market property in Lawrence, Kansas. The lease for the property in Madison, Tennessee, was amended to allow the property in Lawrence, Kansas, to continue under the terms of the original lease. All closing costs were paid by the tenant. The Partnership accounted for this as a nonmonetary exchange of similar assets and recorded the acquisition of the property in Lawrence, Kansas, at the net book value of the property in Madison, Tennessee. No gain or loss was recognized due to this being accounted for as a nonmonetary exchange of similar assets.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


3.       Net Investment in Direct Financing Leases:

         In June 1998, the tenant of the property in Chattanooga, Tennessee, exercised its option under the terms of its lease agreement, to substitute the existing property for a replacement property. In conjunction therewith, the Partnership exchanged the Boston Market property in Chattanooga, Tennessee, for a Boston Market property in Indianapolis, Indiana. The lease for the property in Chattanooga, Tennessee, was amended to allow the property in Indianapolis, Indiana, to continue under the terms of the original lease. All closing costs were paid by the tenant. The Partnership accounted for this as a nonmonetary exchange of similar assets and recorded the acquisition of the property in Indianapolis, Indiana, at the net book value of the property in Chattanooga, Tennessee. No gain or loss was recognized due to this being accounted for as a nonmonetary exchange of similar assets.

4.       Investment in Joint Ventures:

         In January 1998, the Partnership acquired a 40.42% interest in an IHOP property in Memphis, Tennessee, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures.

         The following presents the combined, condensed financial information for the properties held as tenants-in-common with affiliates at:

                                                  June 30,        December 31,
                                                    1998              1997
                  Land and buildings on
                    operating leases, less
                    accumulated depreciation     $2,422,421        $941,142
                  Cash                                  892           8,190
                  Prepaid expenses                      150              29
                  Accrued rental income              39,709          20,171
                  Liabilities                           279           8,163
                  Partners' capital               2,462,893         961,369
                  Revenues                          139,394         112,744
                  Net income                        115,270          91,575

         The Partnership recognized income totalling $64,956 and $36,620 for the six months ended June 30, 1998 and 1997, respectively, from these properties, $33,522 and $18,295 of which was earned for the quarters ended June 30, 1998 and 1997, respectively.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


5.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental income from properties held as tenants-in-common with affiliates) for at least one of the six month periods ended June 30:

                                                   1998             1997
                                                 --------         ------

                  Denny's                        $585,782         $583,747
                  Golden Corral Family
                    Steakhouse Restaurant         470,612          473,138
                  Jack in the Box                 278,305          278,305
                  Boston Market                   248,400          248,507

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessee's could significantly impact the results of operations of the
         Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.

6.       Subsequent Event:

         In July 1998, the tenant of the property in Las Vegas, Nevada ceased restaurant operations and vacated the Property. As a result, as of June 30, 1998, the Partnership had written off approximately $77,000 of accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles). The Partnership also established an allowance for doubtful accounts as of June 30, 1998, of approximately $9,000 for rental and earned income amounts due from this tenant due to the fact that collection of such amounts is questionable. The Partnership is currently seeking either a replacement tenant or purchaser for this property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1998, the Partnership owned 43 Properties, including two Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1998 and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,922,221 and $1,888,155 for the six months ended June 30, 1998 and 1997, respectively. The increase in cash from operations for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 1998.

         In January 1998, the Partnership reinvested the net sales proceeds it received from the sale, in March 1997, of the Property in Oviedo, Florida, in a Property located in Memphis, Tennessee, with affiliates of the general partners as tenants-in-common. In connection therewith, the Partnership and the affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of June 30, 1998, the Partnership owned a 40.42% interest in this Property.

         In addition, during the six months ended June 30, 1998, the Partnership received approximately $161,000 from the developer of the Property in Farmington, New Mexico. This represents a reimbursement from the developer upon final reconciliation of total construction costs, to the total construction costs funded by the Partnership in accordance with the development agreement.

         Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the use of such funds to pay Partnership expenses or to make distributions to partners. At June 30, 1998, the Partnership had $1,838,278 invested in such short-term investments, as compared to $1,673,869 at December 31, 1997. The funds remaining at June 30, 1998, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, decreased to $1,006,662 at June 30, 1998, from $1,033,394 at December 31, 1997.
The decrease was primarily a result of the payment during 1998, of construction costs accrued for certain Properties at December 31, 1997. The decrease was partially offset by an increase in rents paid in advance at June 30, 1998, as compared to December 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, and for the six months ended June 30, 1998, accumulated excess operating reserves, the Partnership declared distributions to the limited partners of $1,890,000 and $1,800,000 for the six months ended June 30, 1998 and 1997, respectively ($900,000 for each of the quarters ended June 30, 1998 and 1997). This represents distributions of $0.42 and $0.40 per unit for the six months ended June 30, 1998 and 1997, respectively ($0.20 per unit for each of the quarters ended June 30, 1998 and 1997). No distributions were made to the general partners for the quarters and six months ended June 30, 1998 and 1997. No amounts distributed to the limited partners for the six months ended June 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the six months ended June 30, 1997, the Partnership owned and leased 42 wholly owned Properties (including one Property in Oviedo, Florida, which was sold in March 1997), and during the six months ended June 30, 1998, the Partnership owned and leased 43 wholly owned Properties (including two Properties in Madison and Chattanooga, Tennessee exchanged for two Properties in Lawrence, Kansas and Indianapolis, Indiana), to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership earned

$1,987,628 and $2,140,750, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $924,486 and $1,066,312 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. The decrease in rental and earned income during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1997, is partially attributable to the fact that in July 1998, the tenant of the Property in Las Vegas, Nevada ceased restaurant operations and vacated the Property. As a result, during the quarter and six months ended June 30, 1998, the Partnership wrote off approximately $77,300 of accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles). The Partnership also established an allowance for doubtful accounts during the quarter and six months ended June 30, 1998, of approximately $9,000 for rental and earned income amounts due from this tenant due to the fact that collection of such amounts is questionable. The general partners are currently seeking either a replacement tenant or purchaser for this Property. The Partnership will not recognize any rental and earned income from this Property until a replacement tenant or purchaser for this Property is located.

         In addition, the decrease in rental and earned income during the quarter and six months ended June 30, 1998, is partially attributable to the fact that in June 1998, the tenant of the Properties in Charlotte, North Carolina and Celina, Ohio filed for bankruptcy and rejected the leases relating to these Properties. As a result, during the quarter and six months ended June 30, 1998, the Partnership wrote off approximately $41,800 of accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles). The Partnership also established an allowance for doubtful accounts during the quarter and six months ended June 30, 1998, of approximately $10,600 for rental and earned income amounts due from this tenant, due to the fact that collection of such amounts is questionable. The general partners are currently seeking either replacement tenants or purchasers for these Properties. The Partnership will not recognize any rental and earned income from these Properties until replacement tenants or purchasers for these Properties are located.

         In addition, the decrease in rental and earned income during the six months ended June 30, 1998, is partially the result of a decrease in rental income due to the sale of the Property in Oviedo, Florida, in March 1997. The net sales proceeds were reinvested in a Property in Memphis, Tennessee, with affiliates of the general partners as tenants-in-common, as described above.

         During the six months ended June 30, 1997, the Partnership also owned and leased one Property as tenants-in-common with an affiliate of the general partners and during the six months ended

June 30, 1998, the Partnership owned and leased two Properties with affiliates of the general partners as tenants-in-common. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership earned $64,956 and $36,620, respectively, attributable to net income earned by these joint ventures, $33,522 and $18,295 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. The increase in net income earned by joint ventures during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1997, is primarily attributable to the fact that in January 1998, the Partnership reinvested the net sales proceeds it received from the 1997 sale of the Property in Oviedo, Florida, in an IHOP Property in Memphis, Tennessee, with affiliates of the general partners as tenants-in-common.

         During the six months ended June 30, 1998 and 1997, four Restaurant Chains, Denny's, Golden Corral Family Steakhouse Restaurant, Jack in the Box, and Boston Market, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from the Properties owned with affiliates as tenants-in-common). It is anticipated that, based on the minimum rental payments required by the leases, these restaurant chains will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1998 and subsequent years. Any failure of these lessees or restaurant chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $401,017 and $416,697 for the six months ended June 30, 1998 and 1997, respectively, $188,375 and $198,426 of which were incurred for the quarters ended June 30, 1998 and 1997, respectively. The decrease in operating expenses during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1997, was primarily attributable to a decrease in depreciation expense as a result of the reimbursement from the developer of construction costs relating to the Property in Farmington, New Mexico, as described above in "Liquidity and Capital Resources."

         As a result of the sale of the Property in Oviedo, Florida, in 1997 the Partnership recognized a gain for financial reporting purposes of $41,148 during the six months ended June 30, 1997. No Properties were sold during the six months ended June 30, 1998.

         The general partners are in the process of analyzing the effects of the consensus reached by the Financial Accounting Standards Board in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods," issued in May 1998. The general partners do not expect that the conclusions reached in this consensus will have a material effect on the Partnership's financial position or results of operations.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of August, 1998.


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