Form 10-Q
period 1998-09-30
CNL INCOME FUND XVI LTD
filed 1998-11-12
CIK 913058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
             -------------------------------------------------------


                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
               ---------------------------------------------------


                             Commission file number
                                     0-26218
                          ----------------------------


                            CNL Income Fund XVI, Ltd.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Florida                              59-3198891
        (State of other jurisdiction                (I.R.S. Employer
     of incorporation or organization)             Identification No.)


            400 E. South Street
              Orlando, Florida                            32801
  (Address of principal executive offices)             (Zip Code)


        Registrant's telephone number
        (including area code)                          (407) 650-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                    CONTENTS




Part I                                                              Page

    Item 1.  Financial Statements:

       Condensed Balance Sheets                                     1

       Condensed Statements of Income                               2

       Condensed Statements of Partners' Capital                    3

       Condensed Statements of Cash Flows                           4-5

       Notes to Condensed Financial Statements                      6-9

    Item 2.  Management's Discussion and Analysis
                  of Financial Condition and
                  Results of Operations                             10-16


Part II

    Other Information                                               17

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             September 30,            December 31,
                                                                                  1998                    1997
                                                                            -----------------       ------------------
                        ASSETS

Land and buildings on operating leases, less
    accumulated depreciation and allowance
    for loss on land and building                                                $30,418,876             $30,658,994
Net investment in direct financing leases                                          5,373,527               5,968,812
Investment in joint ventures                                                       1,510,306                 771,684
Cash and cash equivalents                                                          1,641,160               1,673,869
Restricted cash                                                                           --                 627,899
Receivables, less allowance for doubtful
    accounts of $51,686 and $879                                                          --                  31,946
Prepaid expenses                                                                      22,089                   9,293
Organization costs, less accumulated
    amortization of $8,050 and $6,550                                                  1,950                   3,450
Accrued rental income                                                              1,398,364               1,192,373
                                                                            -----------------       -----------------

                                                                                 $40,366,272             $40,938,320
                                                                            =================       =================


                    LIABILITIES AND PARTNERS' CAPITAL

Construction costs payable                                                                 $          $       53,278
                                                                                           --
Accounts payable                                                                       2,927                   2,707
Accrued and escrowed real estate
    taxes payable                                                                     32,363                   4,353
Distributions payable                                                                900,000                 900,000
Due to related parties                                                                 5,178                   3,351
Rents paid in advance and deposits                                                    39,871                  69,705
                                                                            -----------------       -----------------
       Total liabilities                                                             980,339               1,033,394

Partners' capital                                                                 39,385,933              39,904,926
                                                                            -----------------       -----------------

                                                                                 $40,366,272             $40,938,320
                                                                            =================       =================



                 See accompanying notes to financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                          Quarter Ended                       Nine Months Ended
                                                          September 30,                         September 30,
                                                     1998               1997               1998               1997
                                                  ------------      -------------      --------------     --------------
Revenues:
    Rental income from operating leases            $  854,766        $   888,575        $  2,626,090      $   2,677,179
    Adjustment to accrued rental income                  (433 )               --            (119,505 )               --
    Earned income from direct
       financing leases                               133,949            175,648             469,325            527,794
    Interest and other income                          10,716             19,767              45,220             58,596
                                                  ------------      -------------      --------------     --------------
                                                      998,998          1,083,990           3,021,130          3,263,569
                                                  ------------      -------------      --------------     --------------
Expenses:
    General operating and administrative               47,302             33,457             121,325            114,516
    Professional services                               8,320              5,684              26,271             18,996
    Management fees to related parties                  9,257              9,823              29,073             29,565
    Real estate taxes                                  29,370                 --              30,209                 --
    State and other taxes                                   7                 25              19,398             20,559
    Loss on termination of direct
       financing lease                                  4,471                 --               4,471                 --
    Depreciation and amortization                     144,394            140,916             413,391            422,966
                                                  ------------      -------------      --------------     --------------
                                                      243,121            189,905             644,138            606,602
                                                  ------------      -------------      --------------     --------------

Income Before Equity in Earnings
    of Joint Ventures, Gain on Sale of
    Land and Provision for Loss on
    Land and Building                                 755,877            894,085           2,376,992          2,656,967

Equity in Earnings of Joint Ventures                   33,458             18,506              98,414             55,126

Gain on Sale of Land                                       --                 --                  --             41,148

Provision for Loss on Land and
    Building                                         (204,399 )               --            (204,399 )               --
                                                  ------------      -------------      --------------     --------------

Net Income                                         $  584,936         $  912,591        $  2,271,007      $   2,753,241
                                                  ============      =============      ==============     ==============

Allocation of Net Income:
    General partners                               $    7,327         $    9,125        $     24,188      $      27,120
    Limited partners                                  577,609            903,466           2,246,819          2,726,121
                                                  ------------      -------------      --------------     --------------

                                                   $  584,936        $   912,591        $  2,271,007       $  2,753,241
                                                  ============      =============      ==============     ==============

Net Income Per Limited Partner Unit                $     0.13        $      0.20        $       0.50       $       0.61
                                                  ============      =============      ==============     ==============

Weighted Average Number of Limited
    Partner Units Outstanding                       4,500,000          4,500,000           4,500,000          4,500,000
                                                  ============      =============      ==============     ==============


                 See accompanying notes to financial statements.

                            CNL INCOME FUND XVI LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL



                                                                   Nine Months Ended              Year Ended
                                                                     September 30,               December 31,
                                                                         1998                        1997
                                                              ----------------------------     ------------------
  General partners:
      Beginning balance                                              $      99,615              $       63,423
      Net income                                                            24,188                      36,192
                                                                   ----------------             ---------------
                                                                           123,803                      99,615
                                                                   ----------------             ---------------
  Limited partners:
      Beginning balance                                                 39,805,311                  39,781,176
      Net income                                                         2,246,819                   3,624,135
      Distributions ($0.62 and
         $0.80 per limited partner
         unit, respectively)                                            (2,790,000 )                (3,600,000 )
                                                                   ----------------             ---------------
                                                                        39,262,130                  39,805,311
                                                                   ----------------             ---------------

  Total partners' capital                                              $39,385,933                 $39,904,926
                                                                   ================             ===============


                 See accompanying notes to financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                              Nine Months Ended
                                                                                September 30,
                                                                         1998                    1997
                                                                    ---------------         ---------------
Increase (Decrease) in Cash and Cash
   Equivalents:

      Net Cash Provided by Operating Activities                       $  2,759,611            $  2,923,755
                                                                   ----------------         ---------------

      Cash Flows from Investing Activities:
         Proceeds from sale of land and building                                 --                 610,384
         Reimbursement from developer of
             construction costs                                            161,648                       --
         Additions to land and buildings on
             operating leases                                               (3,545 )               (23,501 )
         Investment in direct financing leases                             (28,403 )               (29,257 )
         Investment in joint ventures                                     (742,404 )                    --
         Decrease in restricted cash                                       610,384                      --
                                                                   ----------------         ---------------
                Net cash provided by (used
                   in) investing activities                                 (2,320 )               557,626
                                                                   ----------------         ---------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                              (2,790,000 )            (2,700,000 )
                                                                   ----------------         ---------------
                Net cash used in financing
                   activities                                           (2,790,000 )            (2,700,000 )
                                                                   ----------------         ---------------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                                             (32,709 )               781,381

Cash and Cash Equivalents at Beginning
   of Period                                                             1,673,869               1,546,203
                                                                   ----------------         ---------------

Cash and Cash Equivalents at End of
   Period                                                             $  1,641,160            $  2,327,584
                                                                   ================         ===============



                 See accompanying notes to financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                 CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                           1998                  1997
                                                                      ---------------       ----------------
Supplemental Schedule of Non-Cash
    Investing and Financing Activities:

       Land and building under operating
          lease exchanged for land and
          building under operating lease                                $    827,789           $         --
                                                                      ===============        ===============

       Land and building under direct
          financing lease exchanged for
          land and building under direct
          financing lease                                               $    761,334           $         --
                                                                      ===============        ===============

       Net investment in direct financing
          lease reclassified to land and
          building on operating lease as a
          result of lease termination                                   $    534,275           $         --
                                                                      ===============        ===============

       Distributions declared and unpaid at
          end of period                                                 $    900,000           $    900,000
                                                                      ===============        ===============




                 See accompanying notes to financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine months Ended September 30, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVI, Ltd. (the "Partnership") for the year ended December 31, 1997.

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

2.       Land and Building on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                                                              September 30,            December 31,
                                                                                   1998                    1997
                                                                            -------------------     -------------------
                   Land                                                          $15,378,218           $15,259,455
                   Buildings                                                      17,094,391            16,836,982
                                                                            -----------------       ----------------
                                                                                  32,472,609            32,096,437
                   Less accumulated depreciation                                  (1,849,334 )          (1,437,443  )
                                                                            -----------------       ----------------
                                                                                  30,623,275            30,658,994
                   Less allowance for loss on land
                       and building                                                 (204,399 )                  --
                                                                            -----------------       ----------------

                                                                                 $30,418,876           $30,658,994
                                                                            =================       ================

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine months Ended September 30, 1998 and 1997

2.        Land and Building on Operating Leases - Continued:

         In May 1998, the tenant of the property in Madison, Tennessee exercised its option under the terms of its lease agreement, to substitute a replacement property for the existing, non-performing property. In conjunction therewith, the Partnership exchanged the non-performing Boston Market property in Madison, Tennessee for a Boston Market property in Lawrence, Kansas. The lease for the property in Madison, Tennessee was amended to allow the property in Lawrence, Kansas to continue under the terms of the original lease. All closing costs were paid by the tenant. The Partnership accounted for this as a nonmonetary exchange of similar assets and recorded the acquisition of the property in Lawrence, Kansas at the net book value of the property in Madison, Tennessee. No gain or loss was recognized due to this being accounted for as a nonmonetary exchange of similar assets.

         During the nine months ended September 30, 1998, the Partnership established an allowance for loss on land and building of $204,399, relating to the property located in Celina, Ohio. The allowance represents the difference between the carrying value of the property at September 30, 1998 and the current estimate of net realizable value for this property.

3.       Net Investment in Direct Financing Leases:

         In June 1998, the tenant of the property in Chattanooga, Tennessee exercised its option under the terms of its lease agreement, to substitute a replacement property for the existing, non-performing property. In conjunction therewith, the Partnership exchanged the non-performing Boston Market property in Chattanooga, Tennessee for a Boston Market property in Indianapolis, Indiana. The lease for the property in Chattanooga, Tennessee was amended to allow the property in Indianapolis, Indiana to continue under the terms of the original lease. All closing costs were paid by the tenant. The Partnership accounted for this as a nonmonetary exchange of similar assets and recorded the acquisition of the property in Indianapolis, Indiana at the net book value of the property in Chattanooga, Tennessee. No gain or loss was recognized due to this being accounted for as a nonmonetary exchange of similar assets.

         During the quarter and nine months ended September 30, 1998, one of the Partnership's leases with Long John Silver's, Inc. was rejected in connection with the tenant filing for bankruptcy. As a result, the Partnership reclassified the asset from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards #13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying amount, which resulted in a loss on the termination of a direct financing lease of $4,471 for financial reporting purposes.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine months Ended September 30, 1998 and 1997


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

         In August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the general partners, to construct and hold one restaurant property. As of September 30, 1998, the Partnership had contributed $134,507, to purchase land and pay construction costs relating to the joint venture. The Partnership has agreed to contribute approximately $182,946 in additional construction costs to the joint venture. The Partnership will have an approximate 32 percent interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with affiliates.

         Columbus Joint Venture and the Partnership and affiliates as tenants-in-common in two separate tenancy-in-common arrangements, each own and lease one property to operators of national fast-food and family-style restaurants. The following presents the combined, condensed financial information for the joint venture and the two properties held as tenants-in-common with affiliates at:

                                                                        September 30,         December 31,
                                                                            1998                  1997
                                                                     --------------------  -------------------
                      Land and buildings on
                          operating leases, less
                          accumulated depreciation                          $2,908,637           $   941,142
                      Cash                                                       9,842                 8,190
                      Prepaid expenses                                             197                    29
                      Accrued rental income                                     47,907                20,171
                      Liabilities                                               90,656                 8,163
                      Partners' capital                                      2,875,927               961,369
                      Revenues                                                 211,863               112,744
                      Net income                                               175,432                91,575

         The Partnership recognized income totaling $98,414 and $55,126 for the nine months ended September 30, 1998 and 1997, respectively, from these properties, $33,458 and $18,506 of which was earned for the quarters ended September 30, 1998 and 1997, respectively.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine months Ended September 30, 1998 and 1997


5.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental income from the joint venture and the properties held as tenants-in-common with affiliates) for at least one of the nine month periods ended September 30:

                                                                             1998                   1997
                                                                        ---------------        ---------------
                     Denny's                                                 $876,194               $873,738
                     Golden Corral Family
                          Steakhouse Restaurant                               703,784                710,655
                     Jack in the Box                                          417,457                417,457
                     Boston Market                                            372,579                246,975

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these restaurant chains could significantly impact the results of operations of the Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.

         In October 1998, the tenant of five of the Boston Market properties (including one property held as tenants-in-common with an affiliate of the general partners) filed for bankruptcy. If the leases are eventually rejected, the Partnership anticipates that rental income relating to these properties will terminate until new tenants for the properties are located, or until the properties are sold and the proceeds from such sales are reinvested in additional properties. However, the general partners do not anticipate that any decrease in rental income due to lost revenues relating to these properties will have a material effect on the Partnership's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1998, the Partnership owned 44 Properties, which included one Property owned by a joint venture in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 1998 and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,759,611 and $2,923,755 for the nine months ended September 30, 1998 and 1997, respectively. The decrease in cash from operations for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, is primarily a result of changes in income and expenses as described below in "Results of Operations" and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 1998.

         In January 1998, the Partnership reinvested approximately $607,900 of the net sales proceeds it received from the sale, in March 1997, of the Property in Oviedo, Florida, in a Property located in Memphis, Tennessee, with affiliates of the general partners as tenants-in-common. In connection therewith, the Partnership and the affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of September 30, 1998, the Partnership owned a 40.42% interest in this Property.

         In addition, during the nine months ended September 30, 1998, the Partnership received approximately $162,000 from the developer of the Property in Farmington, New Mexico. This represents a reimbursement from the developer upon final reconciliation of total construction costs to the total construction costs funded by the Partnership in accordance with the development agreement. In August 1998, the Partnership reinvested these proceeds in Columbus Joint Venture as described below.

         In addition, in August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the general partners, to construct and hold one restaurant Property. As of September 30, 1998, the Partnership had contributed $134,507 to purchase land and pay for construction costs relating to the joint venture. When construction is completed, the Partnership will have an approximate 32 percent interest in the profits and losses of the joint venture.

         Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the use of such funds to pay Partnership expenses or to make distributions to partners. At September 30, 1998, the Partnership had $1,641,160 invested in such short-term investments, as compared to $1,673,869 at December 31, 1997. The funds remaining at September 30, 1998, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, decreased to $980,339 at September 30, 1998, from $1,033,394 at December 31, 1997. The decrease was primarily a result of the payment during 1998 of construction costs accrued for certain Properties at December 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, and for the nine months ended September 30, 1998, accumulated excess operating reserves, the Partnership declared distributions to the limited partners of $2,790,000 and $2,700,000 for the nine months ended September 30, 1998 and 1997, respectively ($900,000 for each of the quarters ended September 30, 1998 and 1997). This represents distributions of $0.62 and $0.60 per unit for the nine months ended September 30, 1998 and 1997, respectively ($0.20 per unit for each of the quarters ended September 30, 1998 and 1997). No distributions were made to the general partners for the quarters and nine months ended September 30, 1998 and 1997. No amounts distributed to the limited partners for the nine months ended September 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         The general partners have been informed by CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, that it intends to significantly increase its asset base by proposing to acquire affiliates of the general partners which have similar restaurant property portfolios, including the Partnership. APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Accordingly, the general partners anticipate that APF will make an offer to acquire the Partnership in exchange for securities of APF. The general partners have recently retained financial and legal advisors to assist them in evaluating and negotiating any offer that may be proposed by APF. However, at this time, APF has made no such offer. In the event that an offer is made, the general partners will evaluate it and if the general partners believe that the offer is worth pursuing, the general partners will promptly inform the limited partners. Any agreement to sell the Partnership would be subject to the approval of the limited partners in accordance with the terms of the partnership agreement.

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

Results of Operations

         During the nine months ended September 30, 1997, the Partnership owned and leased 42 wholly owned Properties (including one Property in Oviedo, Florida, which was sold in March 1997), and during the nine months ended September 30, 1998, the Partnership owned and leased 43 wholly owned Properties (including two Properties in Madison and Chattanooga, Tennessee exchanged for two Properties in Lawrence, Kansas and Indianapolis, Indiana), to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership earned $2,975,910 and $3,204,973, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $988,282 and $1,064,223 of which was earned during the quarters ended September 30, 1998 and 1997, respectively. The decrease in rental and earned income during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, is partially attributable to the fact that in July 1998, the tenant of the Property in Las Vegas, Nevada ceased restaurant operations and vacated the Property. As a result, during the nine months ended September 30, 1998, the Partnership wrote off approximately $77,300 of accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) relating to this Property. The Partnership also established an allowance for doubtful accounts during the nine months ended September 30, 1998, of approximately $47,000 for rental and earned income amounts due from this tenant due to the fact that collection of such amounts is questionable. The Partnership will continue to pursue the collection of past due amounts and will recognize such amounts as income if collected. The general partners are currently seeking either a new tenant or buyer for this Property. The Partnership will not recognize any rental and earned income from this Property until a new tenant for this Property is located or until the Property is sold and the proceeds from the sale are reinvested in an additional Property.

         In addition, the decrease in rental and earned income during the quarter and nine months ended September 30, 1998, is partially attributable to the fact that in June 1998, the Partnership stopped receiving rental income from the tenant, Long John Silver's, Inc, which filed for bankruptcy and rejected the leases relating to two Properties. In addition, during the nine months ended September 30, 1998, the Partnership wrote off approximately $42,200 of accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) relating to these two Properties. The general partners are currently seeking either new tenants or purchasers for these Properties. The Partnership will not recognize any rental and earned income from these Properties until new tenants for these Properties are located or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties.

         In addition, the decrease in rental and earned income during the nine months ended September 30, 1998, is partially the result of a decrease in rental income due to the sale of the Property in Oviedo, Florida, in March 1997. The net sales proceeds were reinvested in a Property in Memphis, Tennessee, with affiliates of the general partners as tenants-in-common, resulting in an increase in equity in earnings of joint venture, as described below.

         During the nine months ended September 30, 1997, the Partnership also owned and leased one Property as tenants-in-common with an affiliate of the general partners and during the nine months ended September 30, 1998, the Partnership owned and leased one Property indirectly through a joint venture arrangement and two Properties with affiliates of the general partners as tenants-in-common. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership earned $98,414 and $55,126, respectively, attributable to net income earned by these joint ventures, $33,458 and $18,506 of which was earned during the quarters ended September 30, 1998 and 1997, respectively. The increase in net income earned by joint ventures during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, is primarily attributable to the fact that in January 1998, the Partnership reinvested the net sales proceeds it received from the 1997 sale of the Property in Oviedo, Florida, in an IHOP Property in Memphis, Tennessee, with affiliates of the general partners as tenants-in-common.

         During at least one of the nine months ended September 30, 1998 and 1997, four Restaurant Chains, Denny's, Golden Corral Family Steakhouse Restaurant, Jack in the Box, and Boston Market, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from the Properties owned by the unconsolidated joint venture in which the Partnership is a co-venturer and Properties owned with affiliates as tenants-in-common). It is anticipated that, based on the minimum rental payments required by the leases, Denny's, Golden Corral Family Steakhouse Restaurant and Jack in the Box will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1998 and subsequent years. Any failure of these restaurant chains could materially affect the Partnership's income.

         In October 1998, the tenant of five of the Boston Market Properties (including one Property held as tenants-in-common with an affiliate of the general partners) filed for bankruptcy. If the leases are eventually rejected, the Partnership anticipates that rental income relating to these Properties will terminate until new tenants or buyers for the Properties are located. However, the general partners do not anticipate that any decrease in rental income due to lost revenues relating to these Properties will have a material effect on the Partnership's financial position or results of operations.

         Operating expenses, including depreciation and amortization expense, were $644,138 and $606,602 for the nine months ended September 30, 1998 and 1997, respectively, $243,121 and $189,905 of which were incurred for the quarters ended September 30, 1998 and 1997, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, is partially attributable to the fact that the Partnership accrued insurance and real estate tax expenses as a result of Long John Silver's, Inc. filing for bankruptcy and rejecting the leases relating to two Properties in June 1998. The Partnership will continue to incur certain expenses, such as real estate taxes, insurance, and maintenance relating to the Properties until new tenants or purchasers are located. The Partnership is currently seeking either new tenants or buyers for these Properties.

         In addition, the increase in operating expenses during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, is partially attributable to the fact that during the quarter and nine months ended September 30, 1998, the Partnership recorded approximately $13,100 in real estate tax expense, due to the fact that in October 1998, the tenant of five Boston Market Properties (including one Property held as tenants-in-common with affiliates of the general partners) filed for bankruptcy, as described above. If the tenant decides to reject the leases, the Partnership will continue to incur certain expenses, such as real estate taxes, insurance and maintenance until new tenants or buyers for the Properties are located. If the tenant does not reject the leases, the Partnership does not anticipate incurring such expenses in future periods.

         As a result of the sale of the Property in Oviedo, Florida, in 1997 the Partnership recognized a gain for financial reporting purposes of $41,148 during the nine months ended September 30, 1997. No Properties were sold during the nine months ended September 30, 1998.

         During the quarter and nine months ended September 30, 1998, the Partnership established an allowance for loss on land and building of $204,399 for financial reporting purposes relating to the Property in Celina, Ohio. The loss represents the difference between the Property's carrying value at September 30, 1998 and the current estimate of net realizable value at September 30, 1998 for this Property. No such allowance was established during the quarter and nine months ended September 30, 1998.

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of the consensus did not have a material effect on the Partnership's financial position or results of operations.

         The Year 2000 problem is the result of information technology systems and embedded systems (products which are made with microprocessor (computer) chips such as HVAC systems, physical security systems and elevators) using a two-digit format, as opposed to four digits, to indicate the year. Such information technology and embedded systems may be unable to properly recognize and process date-sensitive information beginning January 1, 2000.

         The Partnership does not have any information technology systems. Affiliates of the general partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's properties is the responsibility of the tenants of the properties in accordance with the terms of the Partnership's leases. The general partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the general partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the general partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the general partners and affiliates have requested and are evaluating documentation from the suppliers of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The costs expected to be incurred by the general partners and affiliates to become Year 2000 compliant will be incurred by the general partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

         The Partnership has material third party relationships with its tenants, financial institutions and transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. If any of these third parties are unable to meet their obligations to the Partnership because of the Year 2000 deficiencies, such a failure may have a material impact on the Partnership. Accordingly, the general partners have requested and are evaluating documentation from the Partnership's tenants, financial institutions, and transfer agent relating to their Year 2000 compliance plans. At this time, the general partners have not yet received sufficient certifications to be assured that the tenants, financial institutions, and transfer agent have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. Therefore, the general partners do not, at this time, know of the potential costs to the Partnership of any adverse impact or effect of any Year 2000 deficiencies by these third parties.

         The general partners currently expect that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the general partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the general partners and affiliates are still evaluating the status of the systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the general partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. As the general partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the general partners will develop appropriate contingency plans.

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

Item 4.          Submission of Matters to a Vote of Security Holders.

                      Inapplicable.

Item 5.          Other Information.  Inapplicable.

Item 6.          Exhibits and Reports on Form 8-K.

                 (a)  Exhibits - None.

                 (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            DATED this 11th day of November, 1998.


                    CNL INCOME FUND XVI, LTD.

                           By: CNL REALTY CORPORATION
                                 General Partner


                                By:  /s/ James M. Seneff, Jr.
                                     ------------------------------
                                     JAMES M. SENEFF, JR.
                                     Chief Executive Officer
                                     (Principal Executive Officer)


                                 By:  /s/ Robert A. Bourne
                                      -----------------------------
                                      ROBERT A. BOURNE
                                      President and Treasurer
                                      (Principal Financial and
                                      Accounting Officer)