Form 10-K405
period 1998-12-31
CNL INCOME FUND XVI LTD
filed 1999-03-31
CIK 913058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)
 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

       Registrant's telephone number, including area code: (407) 650-1000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 4,500,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $10 per Unit.

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $39,600,000 and were used to acquire 43 Properties, including seven Properties consisting of land only. During the year ended December 31, 1996, the Partnership sold a Property in Appleton, Wisconsin, and used the net sales proceeds to acquire a Boston Market Property located in Fayetteville, North Carolina, with an affiliate of the General Partners as tenants-in-common. During the year ended December 31, 1997, the Partnership sold a Property in Oviedo, Florida, and during 1998 the Partnership reinvested the net sales proceeds from the sale of this Property in a Property in Memphis, Tennessee, as tenants-in-common, with affiliates of the General Partners. In addition, during 1998, the Partnership received a reimbursement from the developer of the Property in Farmington, New Mexico upon final reconciliation of total construction costs. In August 1998, the Partnership used these proceeds to enter into a joint venture arrangement, Columbus Joint Venture, with affiliates of the General Partners, to construct and hold one restaurant Property. As a result of the above transactions, as of December 31, 1998, the Partnership owned 44 Properties, including six Properties consisting of land only, interests in one Property owned through a joint venture in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common. The lessee of the six Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. In general, the Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. See Item 8.
Financial Statements and Supplementary Data -- Note 11. Subsequent Event.

         In the event that the Limited Partners vote against the Merger, the Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the Property owned by a joint venture in which the Partnership is a co-venturer and Properties owned as tenants-in-common with affiliates of the General Partners provide for initial terms ranging from 15 to 20 years (the average being 19 years) and expire between 2009 and 2018. All leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $21,600 to $220,600. All of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

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

         During 1998, the tenant of the Properties in Madison and Chattanooga, Tennessee exercised its option under the terms of its lease agreement, to exchange the existing Property with a replacement Property. In conjunction therewith, the Partnership exchanged the Boston Market Properties in Madison and Chattanooga, Tennessee for a Boston Market Property in each of Lawrence, Kansas and Indianapolis, Indiana. The leases for the original Properties were amended to allow the new Properties to continue under the terms of the original leases; therefore, all terms of the original leases remained unchanged.

         In January 1998, the Partnership acquired a Property in Memphis, Tennessee, as tenants-in-common with affiliates of the General Partners. In August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the General Partners, to construct and hold one restaurant Property. The lease terms for these Properties are substantially the same as the Partnership's other leases, as described above.

         During 1998, three tenants, Long John Silver's, Inc., Finest Foodservice, L.L.C., and Boston Chicken, Inc., filed for bankruptcy and rejected the leases relating to four of their seven leases and ceased making rental payments to the Partnership on the rejected leases. The Partnership will not recognize rental and earned income from these four Properties until new tenants for these Properties are located or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. As of March 11, 1999, the Partnership has continued receiving rental payments relating to the leases not rejected by the tenants. While the tenants have not rejected or affirmed the remaining three leases, there can be no assurance that some or all of these leases will not be rejected in the future. The lost revenues resulting from the four leases that were rejected, as described above, and the possible rejection of the three remaining leases could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Properties in a timely manner. The General Partners are currently seeking either new tenants or purchasers for the four Properties.

Major Tenants

         During 1998, three lessees of the Partnership, Golden Corral Corporation, Foodmaker, Inc., and DenAmerica Corp. each contributed more than ten percent of the Partnership's total rental income. As of December 31, 1998, Golden Corral Corporation was the lessee under leases relating to six restaurants, Foodmaker, Inc. was the lessee under leases relating to five restaurants, and DenAmerica Corp. was the lessee under leases relating to nine restaurants. It is anticipated that based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1999. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Jack in the Box, Boston Market and Denny's, each accounted for more than ten percent of the Partnership's total rental income during 1998. In 1999, it is anticipated that Golden Corral, Jack in the Box, and Denny's each will continue to contribute more than ten percent of the Partnership's rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 1998, Golden Corral Corporation and DenAmerica Corp. each leased Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangement

         In October 1996, the Partnership entered into an agreement to hold a Boston Market Property as tenants-in-common with an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property and net cash flow from the Property, in proportion to each co-venturer's percentage interest. The Partnership owns an 80.44% interest in this Property.

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

         In addition, in August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the General Partners, to construct and hold one Property. The joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated in the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture. When funding is complete, the Partnership expects to have an approximate 32 percent interest in the profits and losses of this joint venture.

Certain Management Services

         CNL Fund Advisors, Inc., an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, CNL Fund Advisors, Inc. is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Fund Advisors, Inc. also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay CNL Fund Advisors, Inc. an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

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


Item 2.  Properties

         As of December 31, 1998, the Partnership owned, either directly or indirectly through a joint venture arrangement, 44 Properties, located in 17 states and the District of Columbia. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 16,600 to 104,800 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the six Checkers Properties are owned by the tenant while the land parcels are owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 2,000 to 11,100 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

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

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1998 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases six Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2009 and 2011) and the average minimum base annual rent is approximately $155,400 (ranging from approximately $113,300 to $192,900).

         Foodmaker, Inc. leases five Jack in the Box restaurants. The initial term of each lease is 18 years (expiring between 2011 and 2012) and the average minimum base annual rent is approximately $97,400 (ranging from approximately $88,600 to $115,600).

         DenAmerica Corp. leases nine Denny's restaurants. The initial term of each lease is 20 years (expiring between 2014 and 2015) and the average minimum base annual rent is approximately $111,200 (ranging from approximately $64,800 to $220,600).

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



                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 11, 1999 there were 3,022 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase) may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 1998, the price paid for any Unit transferred pursuant to the Plan was $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1998 and 1997 other than pursuant to the Plan, net of commissions.

                                                    1998 (1)                                 1997 (1)
                                       -----------------------------------      -----------------------------------
                                         High         Low        Average         High         Low         Average
                                       ---------    --------    ----------      --------    --------     ----------
         First Quarter                      (2)         (2)           (2)        $ 9.50      $ 8.03         $ 9.29
         Second Quarter                  $10.00      $ 8.00         $9.01         10.00        8.75           9.40
         Third Quarter                    10.00        8.00          8.68           (2)         (2)            (2)
         Fourth Quarter                    9.50        8.12          8.75          8.80        7.93           8.45

(1) A total of 11,350 and 32,120 Units were transferred other than pursuant to the Plan for the years ended December 31, 1998 and 1997.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1998 and 1997, the Partnership declared cash distributions of $3,690,000 and $3,600,000, respectively, to the Limited Partners. During the quarter ended March 31, 1998, the Partnership declared a special distribution of $90,000 which represented cumulative excess operating reserves. No amounts distributed to partners for the years ended December 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. This amount includes monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

           Quarter Ended                       1998              1997
           -------------------------       -------------     -------------
           March 31                           $ 990,000         $ 900,000
           June 30                              900,000           900,000
           September 30                         900,000           900,000
           December 31                          900,000           900,000

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.


Item 6.  Selected Financial Data

                                           1998           1997            1996             1995            1994
                                       -------------- --------------- --------------  --------------- ---------------
Year ended December 31:
     Revenues (1)                        $ 4,093,756    $ 4,455,994     $ 4,438,218      $ 3,023,641      $  207,735
     Net income (2)                        2,976,998      3,660,327       3,748,198        2,430,841         187,577
     Cash distributions
         declared (3)                      3,690,000      3,600,000       3,543,751        2,437,832         151,434
     Net income per Unit (2) (4)                0.65           0.81            0.82             0.60            0.17
     Cash distributions declared
         per Unit (3) (4)                       0.82           0.80            0.79             0.61            0.14

At December 31:
     Total assets                        $40,188,641    $40,938,320     $40,955,642      $41,240,500     $19,310,413
     Partners' capital                    39,191,924     39,904,926      39,844,599       39,640,152      17,474,033

(1) Revenues include equity in earnings of joint ventures and adjustments to accrued rental income due to the tenants of certain Properties filing for bankruptcy.

(2) Net income for the year ended December 31, 1998 includes $266,257 for a provision for loss on building. Net income for the years ended December 31, 1997 and 1996, include $41,148 and $124,305, respectively, from gains on sales of land and building.

(3) Distributions for the year ended December 31, 1998 include a special distribution to the Limited Partners of $90,000, which represented cumulative excess operating reserves.

(4)      Based  on  the  weighted   average  number  of  Limited  Partner  Units
         outstanding during the years ended December 31, 1998, 1997, 1996, and 1995, and the period September 23, 1994 through December 31, 1994.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


    Item 7. Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

         The Partnership was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1998, the Partnership owned 44 Properties, either directly or indirectly through a joint venture arrangement.

Liquidity and Capital Resources

         Currently, the Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from the joint venture and interest received, less cash paid for expenses). Cash from operations was $3,623,694, $3,780,424, and $3,753,726 for the years ended December 31, 1998, 1997, and 1996, respectively. The decrease in cash from operations during 1998, as compared to 1997, and the increase during 1997, as compared to 1996, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the years ended December 31, 1998, 1997, and 1996.

         During the year ended December 31, 1996, the Partnership used its remaining net offering proceeds to acquire two additional Properties (one of which was undeveloped land on which a restaurant was constructed), and to establish a working capital reserve of approximately $60,000 for Partnership purposes.

         As a result of the Partnership's tenant selling its restaurant business located on the Partnership's Property in Appleton, Wisconsin, in April 1996, the Partnership sold its Property for $775,000, resulting in a gain for financial reporting purposes of $124,305. This Property was originally acquired by the Partnership in February 1995 and had a cost of approximately $595,100, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the
Partnership sold the Property for approximately $179,900 in excess of its original purchase price. In October 1996, the Partnership reinvested the net sales proceeds in a Boston Market Property in Fayetteville, North Carolina, as tenants-in-common with an affiliate of the General Partners. In connection therewith, the Partnership and its affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to each co-venturer's interest. The Partnership owns an 80.44% interest in the Property. The sale of the Property in Appleton, Wisconsin, was structured to qualify as a like-kind exchange transaction in accordance with
Section 1031 of the Internal Revenue Code. As a result, no gain was recognized for federal income tax purposes. Therefore, the Partnership was not required to distribute any of the net sales proceeds from the sale of this Property to Limited Partners for the purpose of paying federal and state income taxes.

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

         In April 1998, the Partnership received approximately $162,000 from the developer of the Property in Farmington, New Mexico. This represents a reimbursement from the developer upon final reconciliation of total construction costs to the total construction costs funded by the Partnership in accordance with the development agreement. In August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the General Partners, to construct and hold one restaurant Property. As of December 31, 1998, the Partnership had contributed approximately $134,500 to purchase land and pay for construction costs relating to the joint venture for a 32.35% interest in the profits and losses of the joint venture. When funding is completed, the Partnership expects to have an approximate 32 percent interest in the profits and losses of the joint venture.

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

         Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1998, the Partnership had $1,603,589 invested in such short-term investments as compared to $1,673,869 at December 31, 1997. The funds remaining at December 31, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         In addition, during 1996, the affiliates incurred on behalf of the Partnership $9,356 for certain acquisition expenses and during the years ended December 31, 1998, 1997, and 1996, the affiliates incurred $125,080, $84,319, and $105,144, respectively, for certain operating expenses. As of December 31, 1998 and 1997, the Partnership owed $26,476 and $3,351, respectively, to related parties for such amounts, accounting and administrative services and management fees. As of March 11, 1999, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, decreased to $970,241 at December 31, 1998, from $1,030,043 at December 31, 1997, primarily as a result of the payment during the year ended December 31, 1998, of construction costs accrued for certain Properties at December 31, 1997.

         Based on cash from operations, and for the year ended December 31, 1998, cumulative excess operating reserves, the Partnership declared distributions to the Limited Partners of $3,690,000, $3,600,000, and $3,543,751 for the years ended December 31, 1998, 1997, and 1996, respectively. This represents distributions of $0.82, $0.80, and $0.79 per Unit for the years ended December 31, 1998, 1997, and 1996, respectively. No amounts distributed to the Limited Partners for the years ended December 31, 1998, 1997, and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to Limited Partners on a quarterly basis.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 4,320,947 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $42,519,005 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Results of Operations

         The Partnership owned and leased 43 wholly owned Properties (including one Property in Appleton, Wisconsin, which was sold in April 1996) during 1996, 42 wholly owned Properties (including one Property in Oviedo, Florida, which was sold in March 1997) during 1997, and 43 wholly owned Properties (including two Properties in Madison and Chattanooga, Tennessee exchanged for two Properties in Lawrence, Kansas and Indianapolis, Indiana), during 1998. In addition, during 1997 and 1996, the Partnership owned and leased one Property with an affiliate, as tenants-in-common, and during 1998, the Partnership was a co-venturer in a joint venture arrangement that owned and leased one Property, and the Partnership owned and leased two Properties with affiliates, as tenants-in-common. As of December 31, 1998, the Partnership owned, either directly, as tenants-in-common or through a joint venture arrangement, 44 Properties which are generally subject to long-term, triple-net leases that provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $21,600 to $220,600. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For a further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2.
Properties, respectively.

         During the years ended December 31, 1998, 1997, and 1996, the Partnership earned $3,864,121, $4,266,069, and $4,297,558, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from Properties wholly owned by the Partnership. The decrease in rental and earned income during 1998, as compared to 1997, is partially attributable to the fact that in July 1998, the tenant of the Shoney's Property in Las Vegas, Nevada ceased restaurant operations and vacated the Property. The Partnership established an allowance for doubtful accounts during 1998 of approximately $82,500 for rental and earned income amounts due from this tenant due to the fact that collection of such amounts is questionable. The General Partners are pursuing collection of past due amounts from the former tenant, and will recognize such amounts as income if collected. In February 1999, the Partnership entered into a new lease with a new tenant for this Property. In addition, during 1998, the Partnership wrote off approximately $77,300 of accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) relating to this Property.

         In addition, rental and earned income decreased approximately $110,500 during 1998 as a result of the fact that in 1998, three tenants, Long John Silver's, Inc., Finest Foodservice, L.L.C., and Boston Chicken, Inc., filed for bankruptcy and rejected the leases relating to four of the seven Properties leased by these tenants. As a result, these tenants ceased making rental payments on the four rejected leases. The Partnership has continued receiving rental payments relating to the leases not rejected by the tenants. In conjunction with the four rejected leases, during 1998 the Partnership wrote off approximately $107,000 of accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles). The General Partners are currently seeking either new tenants or purchasers for these Properties. The Partnership will not recognize any rental and earned income from these Properties until new tenants for these Properties are located or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. While the tenants have not rejected or affirmed the remaining three leases, there can be no assurance that some or all of these leases will not be rejected in the future. The lost revenues resulting from the four leases that were rejected, as described above, and the possible rejection of the three remaining leases could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Properties in a timely manner.

         In addition, the decrease in rental and earned income during 1998 and 1997, each as compared to the previous year, is partially the result of a decrease in rental income due to the sale of the Property in Oviedo, Florida, in March 1997. The net sales proceeds were reinvested in a Property in Memphis, Tennessee, with affiliates of the General Partners as tenants-in-common, resulting in an increase in equity in earnings of joint venture, as described below. In addition, the decrease in rental and earned income during 1997, as compared to 1996, is a result of the sale of the Property in Appleton, Wisconsin in April 1996. The decrease during 1997 as compared to 1996 is partially offset by the acquisition of two additional Properties in 1996 that were operational for a full year in 1997, as compared to a partial year in 1996.

         In addition, for the years ended December 31, 1998, 1997, and 1996, the Partnership earned $132,002, $73,507, and $19,668, respectively, attributable to net income earned by joint ventures. The increase in net income earned by joint ventures during 1998, as compared to 1997, is primarily attributable to the fact that in January 1998, the Partnership reinvested the net sales proceeds it received from the 1997 sale of the Property in Oviedo, Florida, in an IHOP Property in Memphis, Tennessee, with affiliates of the General Partners as tenants-in-common. The increase during 1997, as compared to 1996, is primarily attributable to the fact that in October 1996, the Partnership reinvested the net sales proceeds it received from the sale of the Property in Appleton, Wisconsin, in a Property in Fayetteville, North Carolina, with affiliates of the General Partners. This Property was operational for a full year in 1997, as compared to a partial year in 1996.

         During the year ended December 31, 1998, three lessees of the Partnership, Golden Corral Corporation, Foodmaker, Inc., and DenAmerica Corp. each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from the Property owned by a joint venture and the two Properties owned with affiliates as tenants-in-common). As of December 31, 1998, Golden Corral Corporation was the lessee under leases relating to six restaurants, Foodmaker, Inc. was the lessee under leases relating to five restaurants, and DenAmerica Corp. was the lessee under leases relating to nine restaurants. It is anticipated that, based on the minimum rental payments required by the leases, each of these lessees will continue to contribute more than ten percent of the Partnership's total rental income in 1999. In addition, during the year ended December 31, 1998, four Restaurant Chains, Golden Corral, Jack in the Box, Boston Market, and Denny's each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from the Property owned by a joint venture and the two Properties owned with affiliates as tenants-in-common). During 1998, the tenants of four Boston Market Properties filed for bankruptcy as described below. In 1999, it is anticipated that Golden Corral, Jack in the Box and Denny's each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During 1998, the tenants of four Boston Market Properties filed for bankruptcy and rejected the leases relating to two Properties. The Partnership will not recognize any rental and earned income from these Properties until new tenants for the Properties are located, or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. While the tenants have not rejected or affirmed the remaining two leases, there can be no assurance that some or all of the leases will not be rejected in the future. The lost revenues resulting from the two leases that were rejected, as described above, and the possible rejection of the remaining two leases could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease these Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $850,501, $836,815 and $814,325 for the years ended December 31, 1998,
1997, and 1996, respectively. The increase in operating expenses during 1998, as compared to 1997, is primarily due to the fact that the Partnership incurred $24,652 in transaction costs relating to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described above in "Liquidity and Capital Resources."
 If the Limited Partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the General Partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         The increase in operating expenses during 1998 is partially offset by a decrease in depreciation expense as a result of the reimbursement of construction costs from the developer relating to the Property in Farmington, New Mexico, which reduced the depreciable basis of land and building on operating leases during 1998, as described above in "Liquidity and Capital Resources."

         During 1998, the Partnership incurred certain expenses, such as real estate taxes, insurance, and maintenance relating to a Shoney's Property, two Boston Market Properties and two Long John Silver's Properties which became vacant, as described above. In February 1999, the Partnership entered into a new lease with a new tenant for the Shoney's Property in Las Vegas, Nevada. The new tenant is responsible for real estate taxes, insurance, and maintenance relating to this Property; therefore, the General Partners do not anticipate that the Partnership will incur these expenses for this Property in the future. However, the Partnership will continue to incur certain expenses, such as real estate taxes, insurance, and maintenance related to the four remaining vacant Properties until new tenants for these Properties are located or until the Properties are sold. The Partnership is currently seeking new tenants or buyers for these Properties.

         The increase in operating expenses during 1997, as compared to 1996, is partially attributable to an increase in depreciation expense as the result of the acquisition of additional Properties during 1996, and the fact that the Properties acquired during 1996 were operational for a full year in 1997, as compared to a partial year in 1996. Operating expenses also increased during 1997, as a result of the Partnership incurring additional taxes relating to the filing of various state tax returns during 1997.

         As a result of the sale of the Property in Oviedo, Florida, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain of $41,148 for financial reporting purposes for the year ended December 31, 1997. As a result of the sale of the Property in Appleton, Wisconsin, as described in "Liquidity and Capital Resources," the Partnership recognized a gain for financial reporting purposes of $124,305 for the year ended December 31, 1996. No Properties were sold during 1998.

         During the year ended December 31, 1998, the Partnership recorded a provision for loss on building of $266,257 for financial reporting purposes relating to a Long John Silver's Property in Celina, Ohio. The tenant of this Property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The allowance represents the difference between the Property's carrying value at December 31, 1998 and the estimated net realizable value for this Property. No such allowance was established during the years ended December 31, 1997 and 1996.

         The Partnership's leases as of December 31, 1998, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Year 2000

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

         The Partnership currently does not have any information technology systems. Affiliates of the General Partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases. The General Partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the General Partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the General Partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the General Partners and affiliates have requested and are evaluating documentation from the suppliers of the software and infrastructure of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The General Partners and affiliates have not yet received sufficient certifications to be assured that the suppliers have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. The costs expected to be incurred by the General Partners and affiliates to become Year 2000 compliant will be incurred by the General Partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

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

         The General Partners currently expect that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the General Partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the General Partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the General Partners and affiliates are still evaluating the status of the information technology systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the General Partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. If the General Partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the General Partners will develop appropriate contingency plans.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.   Financial Statements and Supplementary Data

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS






                                                         Page

Report of Independent Accountants                          14

Financial Statements:

   Balance Sheets                                          15

   Statements of Income                                    16

   Statements of Partners' Capital                         17

   Statements of Cash Flows                                18

   Notes to Financial Statements                           21

                        Report of Independent Accountants




To the Partners
CNL Income Fund XVI, Ltd.


In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund XVI, Ltd. (a Florida limited partnership) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






Orlando, Florida
January 26, 1999, except for Note 11 for which the date is March 11, 1999

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                              December 31,
                                                                                   1998                      1997
                                                                             -----------------         ----------------
                         ASSETS

Land and buildings on operating leases, less
    accumulated depreciation and allowance
    for loss on building                                                          $30,215,549              $30,658,994
Net investment in direct financing leases                                           5,361,848                5,968,812
Investment in joint ventures                                                        1,504,465                  771,684
Cash and cash equivalents                                                           1,603,589                1,673,869
Restricted cash                                                                            --                  627,899
Receivables, less allowance for doubtful
    accounts of $89,822 and $879                                                       63,214                   31,946
Prepaid expenses                                                                       13,745                    9,293
Organization costs, less accumulated
    amortization of $8,550 and $6,550                                                   1,450                    3,450
Accrued rental income                                                               1,424,781                1,192,373
                                                                             -----------------         ----------------

                                                                                  $40,188,641              $40,938,320
                                                                             =================         ================


                     LIABILITIES AND PARTNERS' CAPITAL

Acquisition and construction costs payable                                             $   --                $  53,278
Accounts payable                                                                        1,816                    2,707
Accrued and escrowed real estate taxes
    payable                                                                             7,163                    4,353
Distributions payable                                                                 900,000                  900,000
Due to related parties                                                                 26,476                    3,351
Rents paid in advance and deposits                                                     61,262                   69,705
                                                                             -----------------         ----------------
       Total liabilities                                                              996,717                1,033,394

Partners' capital                                                                  39,191,924               39,904,926
                                                                             -----------------         ----------------

                                                                                  $40,188,641              $40,938,320
                                                                             =================         ================




                 See accompanying notes to financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                             Year Ended December 31,
                                                                 1998                 1997                 1996
                                                             --------------       --------------       --------------
Revenues:
    Rental income from operating leases                         $3,446,902           $3,562,920           $3,571,244
    Adjustments to accrued rental income                          (184,368 )                 --                   --
    Earned income from direct financing leases                     601,587              703,149              726,314
    Contingent rental income                                        35,860               35,604               37,600
    Interest income                                                 60,199               73,634               75,160
    Other income                                                     1,574                7,180                8,232
                                                             --------------       --------------       --------------
                                                                 3,961,754            4,382,487            4,418,550
                                                             --------------       --------------       --------------
Expenses:
    General operating and administrative                           158,519              186,934              183,734
    Professional services                                           40,471               25,352               26,569
    Management fees to related parties                              38,570               40,087               39,206
    Real estate taxes                                                9,060                   --                   --
    State and other taxes                                           19,398               20,559               12,369
    Loss on termination of direct financing lease                    4,471                   --                   --
    Depreciation and amortization                                  555,360              563,883              552,447
    Transaction costs                                               24,652                   --                   --
                                                             --------------       --------------       --------------
                                                                   850,501              836,815              814,325
                                                             --------------       --------------       --------------
Income Before Equity in Earnings of Joint
    Ventures, Gain on Sale of Land and
    Buildings, and Provision for Loss on Building                3,111,253            3,545,672            3,604,225

Equity in Earnings of Joint Ventures                               132,002               73,507               19,668

Gain on Sale of Land and Buildings                                      --               41,148              124,305

Provision for Loss on Building                                    (266,257 )                 --                   --
                                                             --------------       --------------       --------------

Net Income                                                      $2,976,998           $3,660,327           $3,748,198
                                                             ==============       ==============       ==============

Allocation of Net Income:
    General partners                                              $ 31,685             $ 36,192             $ 36,239
    Limited partners                                             2,945,313            3,624,135            3,711,959
                                                             --------------       --------------       --------------
                                                                $2,976,998           $3,660,327           $3,748,198
                                                             ==============       ==============       ==============

Net Income Per Limited Partner Unit                               $   0.65             $   0.81             $   0.82
                                                             ==============       ==============       ==============

Weighted Average Number of
    Limited Partner Units Outstanding                            4,500,000            4,500,000            4,500,000
                                                             ==============       ==============       ==============

                 See accompanying notes to financial statements.


                                                                            CNL INCOME FUND XVI, LTD.
                                                                         (A Florida Limited Partnership)

                                                                         STATEMENTS OF PARTNERS' CAPITAL

                                                                  Years Ended December 31, 1998, 1997, and 1996

                                     General Partners                     Limited Partners
                               -------------------------- ----------------------------------------------------
                                             Accumulated                              Accumulated  Syndication
                               Contributions   Earnings   Contributions Distributions   Earnings      Costs              Total
                               ------------- ------------ ------------- ------------- ------------- -----------     --------------

Balance, December 31, 1995     $     1,000   $    26,184  $ 45,000,000  $ (2,589,266 ) $  2,592,234 $ (5,390,000 )  $39,640,152

    Distributions to limited
       partners ($0.79 per
       limited partner unit)            --            --            --    (3,543,751 )           --           --     (3,543,751 )
    Net income                          --        36,239            --            --      3,711,959           --      3,748,198
                              -------------  ------------ ------------- -------------  ------------ -------------   ------------

Balance, December 31, 1996           1,000        62,423    45,000,000    (6,133,017 )    6,304,193   (5,390,000 )   39,844,599

    Distributions to limited
       partners ($0.80 per
       limited partner unit)            --            --            --    (3,600,000 )           --           --     (3,600,000 )
    Net income                          --        36,192            --            --      3,624,135           --      3,660,327
                              -------------  ------------ ------------- -------------  ------------ -------------   ------------

Balance, December 31, 1997           1,000        98,615    45,000,000    (9,733,017 )    9,928,328   (5,390,000 )   39,904,926

    Distributions to limited
       partners ($0.82 per
       limited partner unit)            --            --            --    (3,690,000 )           --           --     (3,690,000 )
    Net income                          --        31,685            --            --      2,945,313           --      2,976,998
                              -------------  ------------ ------------- -------------  ------------ -------------   ------------

Balance, December 31, 1998     $     1,000   $   130,300  $ 45,000,000  $(13,423,017 ) $ 12,873,641 $ (5,390,000 )  $39,191,924
                              =============  ============ ============= =============  ============ =============   ============




                 See accompanying notes to financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                  Year Ended December 31,
                                                                     1998                 1997                    1996
                                                                ----------------      ---------------       ----------------
Increase (Decrease) in Cash and Cash Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                 $ 3,675,430         $ 3,881,005             $  4,007,432
         Distributions from joint venture                               143,279              76,212                   20,279
         Cash paid for expenses                                        (273,929 )          (231,712  )              (349,145)
         Interest received                                               78,914              54,919                   75,160
                                                                ----------------      ---------------       ----------------
             Net cash provided by operating activities                3,623,694           3,780,424                3,753,726
                                                                ----------------      ---------------       ----------------

      Cash Flows from Investing Activities:
         Proceeds from sale of land and buildings                            --             610,384                  775,000
         Reimbursement of construction costs from
             developer                                                  161,648                  --                       --
         Additions to land and buildings on operating
             leases                                                      (3,545 )           (23,501  )            (2,355,627)
         Investment in direct financing leases                          (28,403 )           (29,257  )              (405,937)
         Investment in joint ventures                                  (744,058 )                --                 (775,000)
         Decrease (increase) in restricted cash                         610,384            (610,384  )                    --
                                                                ----------------      ---------------       ----------------
             Net cash used in investing activities                       (3,974 )           (52,758  )            (2,761,564)
                                                                ----------------      ---------------       ----------------

      Cash Flows from Financing Activities:
         Reimbursement of acquisition costs paid by
             related parties on behalf of the Partnership                    --                  --                   (2,494)
         Distributions to limited partners                           (3,690,000 )        (3,600,000  )            (3,431,251)
                                                                ----------------      ---------------       ----------------
                Net cash used in financing activities                (3,690,000 )        (3,600,000  )            (3,433,745)
                                                                ----------------      ---------------       ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                    (70,280 )           127,666               (2,441,583)

Cash and Cash Equivalents at Beginning of Year                        1,673,869           1,546,203                3,987,786
                                                                ----------------      ---------------       ----------------

Cash and Cash Equivalents at End of Year                            $ 1,603,589         $ 1,673,869             $  1,546,203
                                                                ================      ===============       ================







                 See accompanying notes to financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                               Year Ended December 31,

                                                                    1998                1997                1996
                                                               ---------------     ----------------    ---------------
Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:

      Net income                                                  $ 2,976,998           $3,660,327         $3,748,198
                                                               ---------------     ----------------    ---------------
      Adjustments to reconcile net income to
         net cash provided by operating
         activities:
             Loss on termination of direct
                financing lease                                         4,471                   --                 --
             Depreciation                                             553,360              561,883            550,447
             Amortization                                               2,000                2,000              2,000
             Equity in earnings of joint ventures,
                net of distributions                                   11,277                2,705                611
             Gain on sale of land and buildings                            --              (41,148 )         (124,305 )
             Provision for loss on building                           266,257                   --                 --
             Decrease (increase) in receivables                       (13,753 )             26,633             58,396
             Decrease in net investment in direct
                financing leases                                       43,343               37,684             29,269
             Increase in prepaid expenses                              (4,452 )               (119 )           (8,514 )
             Increase in accrued rental income                       (232,408 )           (444,650 )         (468,201 )
             Increase in accounts payable and
                accrued expenses                                        1,919                1,455                517
             Increase (decrease) in due to related
                parties, excluding reimbursement
                of acquisition costs paid on behalf
                of the Partnership                                     23,125                1,059            (76,259 )
             Increase (decrease) in rents paid in
                advance and deposits                                   (8,443 )            (27,405 )           41,567
                                                               ---------------     ----------------    ---------------
                   Total adjustments                                  646,696              120,097              5,528
                                                               ---------------     ----------------    ---------------

Net Cash Provided by Operating Activities                         $ 3,623,694           $3,780,424         $3,753,726
                                                               ===============     ================    ===============





                 See accompanying notes to financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                               Year Ended December 31,
                                                                   1998                  1997               1996
                                                               ---------------      ---------------    ----------------
Supplemental Schedule of Non-Cash Investing
   and Financing Activities:

      Related parties paid certain acquisition
         costs on behalf of the Partnership as
         follows:                                                     $   --                $   --           $   9,356
                                                               ===============      ===============     ===============

      Land and building under operating lease
         exchanged for land and building under
         operating lease                                           $ 779,181                $   --             $    --
                                                               ===============      ===============    ================

      Land and building under direct financing
         lease exchanged for land and building
         under direct financing lease                              $ 761,334                $   --             $    --
                                                               ===============      ===============    ================

      Distributions declared and unpaid at
         December 31                                               $ 900,000             $ 900,000           $ 900,000
                                                               ===============      ===============    ================






                 See accompanying notes to financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997, and 1996


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

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or writes-off the cumulative accrued rental income balance.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their fair value. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' best estimate of net cash flows expected to be generated from its properties and the need for asset impairment write downs.

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

         Investment in Joint Ventures - The Partnership's investments in Columbus Joint Venture and the properties in Corpus Christi, Texas and Memphis, Tennessee, each of which is held as tenants-in-common with affiliates, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

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

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

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

         Organization Costs - Organization costs are being amortized over five years using the straight-line method.

         Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

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

                  Years Ended December 31, 1998, 1997, and 1996


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

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                                                    1998                  1997
                                                              -----------------     -----------------
                  Land                                             $15,378,217          $ 15,259,455
                  Buildings                                         17,045,781            16,836,982
                                                              -----------------     -----------------
                                                                    32,423,998            32,096,437

                  Less accumulated depreciation                     (1,942,192 )          (1,437,443 )
                                                              -----------------     -----------------
                                                                    30,481,806            30,658,994
                  Less allowance for loss on
                       building                                       (266,257 )                  --
                                                              -----------------     -----------------

                                                                   $30,215,549          $ 30,658,994
                                                              =================     =================


                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


3.       Land and Buildings on Operating Leases - Continued:

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

         In May 1998, the tenant of the property in Madison, Tennessee exercised its option under the terms of its lease agreement, to exchange one existing property with a replacement property. In conjunction therewith, the Partnership exchanged the Boston Market property in Madison, Tennessee for a Boston Market property in Lawrence, Kansas. The lease for the property in Madison, Tennessee was amended to allow the property in Lawrence, Kansas to continue under the terms of the original lease. All closing costs were paid by the tenant. The Partnership accounted for this as a nonmonetary exchange of similar assets and recorded the acquisition of the property in Lawrence, Kansas at the net book value of the property in Madison, Tennessee. No gain or loss was recognized due to this being accounted for as a monetary exchange of similar assets.

         During the year ended December 31, 1998, the Partnership recorded a provision for loss on building of $266,257, relating to the Long John Silver's property located in Celina, Ohio. The tenant of this Property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The allowance represents the difference between the carrying value of the property at December 31, 1998, and the current estimate of net realizable value for this property.

         Generally, the leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1998, 1997, and 1996, the Partnership recognized $232,408 (net of $184,368 in write-offs), $444,650, and $468,201, respectively, of such rental income.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


3.       Land and Buildings on Operating Leases - Continued:

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

                1999                                   $2,903,108
                2000                                    3,029,386
                2001                                    3,085,219
                2002                                    3,102,234
                2003                                    3,110,316
                Thereafter                             31,971,152
                                                 -----------------

                                                      $47,201,415
                                                 =================

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                              1998                  1997
                                         ----------------     ----------------

            Minimum lease payments
                receivable                  $ 11,674,487          $ 13,526,299
            Estimated residual values          1,710,925             1,932,560
            Less unearned income              (8,023,564 )          (9,490,047 )
                                         ---------------      ----------------
            Net investment in direct
                financing leases             $ 5,361,848           $ 5,968,812
                                         ================     ================

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


4.       Net Investment in Direct Financing Leases - Continued:

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1998:

                1999                                $ 684,769
                2000                                  692,689
                2001                                  695,755
                2002                                  701,765
                2003                                  706,248
                Thereafter                          8,193,261
                                             -----------------

                                                  $11,674,487
                                             =================

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

         In June 1998, the tenant of the property in Chattanooga, Tennessee exercised its option under the terms of its lease agreement, to exchange one existing property with a replacement property. In conjunction therewith, the Partnership exchanged the Boston Market property in Chattanooga, Tennessee for a Boston Market property in Indianapolis, Indiana. The lease for the property in Chattanooga, Tennessee was amended to allow the property in Indianapolis, Indiana to continue under the terms of the original lease. All closing costs were paid by the tenant. The Partnership accounted for this as a nonmonetary exchange of similar assets and recorded the acquisition of the property in Indianapolis, Indiana at the net book value of the property in Chattanooga, Tennessee. No gain or loss was recognized due to this being accounted for as a nonmonetary exchange of similar assets.

         During the year ended December 31, 1998, one of the Partnership's leases with Long John Silver's, Inc. was rejected in connection with the tenant filing for bankruptcy. As a result, the Partnership reclassified the asset from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying amount, which resulted in a loss on the termination of a direct financing lease of $4,471 for financial reporting purposes.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


5.       Investment in Joint Ventures:

         The Partnership owns a property in Fayetteville, North Carolina, as tenants-in-common with an affiliate of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate. As of December 31, 1998, the Partnership owned an 80.44% interest in this property.

         In January 1998, the Partnership acquired a 40.42% interest in an IHOP property in Memphis, Tennessee, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures.

         In August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the general partners, to construct and hold one restaurant property. As of December 31, 1998, the Partnership had contributed approximately $134,500, to purchase land and pay construction costs relating to the joint venture. The Partnership has agreed to contribute additional amounts to the joint venture relating to $182,900 in additional construction costs to the joint venture. As of December 31, 1998, the Partnership owned a 32.35% interest in this joint venture. When funding is completed, the Partnership expects to have an approximate 32 percent interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with affiliates.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


5.       Investment in Joint Ventures - Continued:

         Columbus Joint Venture and the Partnership and affiliates, as tenants-in-common in two separate tenancy-in-common arrangements, each own and lease one property to operators of national fast-food and family-style restaurants. The following presents the combined, condensed financial information for the joint venture and the properties held as tenants-in-common with affiliates at December 31:

                                                                               1998                 1997
                                                                          ---------------      ---------------
                Land and buildings on operating
                    lease, less accumulated
                    depreciation                                              $3,274,577             $941,142
                Cash                                                               4,825                8,190
                Prepaid expenses                                                     197                   29
                Accrued rental income                                             56,105               20,171
                Liabilities                                                      477,951                8,163
                Partners' capital                                              2,857,753              961,369
                Revenues                                                         284,333              112,744
                Net income                                                       235,485               91,575

         The Partnership recognized income totalling $132,002, $73,507, and $19,668 for the years ended December 31, 1998, 1997, and 1996, respectively, from this joint venture and the properties held as tenants-in-common with an affiliates.

6.       Restricted Cash:

         As of December 31, 1997, the net sales proceeds of $610,384 from the sale of the property in Oviedo, Florida, plus accrued interest of $17,515, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property. In January 1998, the funds were released from escrow and the Partnership acquired a 40.42% interest in an IHOP property in Memphis, Tennessee, as tenants-in-common with affiliates of the general partners (see Note 5).

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


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

         Generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their Limited Partners' 8% Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners.

         Any gain from the sale of a property, not in liquidation of the Partnership is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

         Generally, net sales proceeds from a sale of properties in liquidation of the Partnership, will be used in the following order: i) first to pay and discharge all of the Partnership's liabilities to creditors,
         ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, iv) fourth, after allocations of net income, gains and/or losses, to the partners with positive capital account balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

         During the years ended December 31, 1998, 1997, and 1996, the Partnership declared distributions to the limited partners of $3,690,000, $3,600,000, and $3,543,751, respectively. No distributions have been made to the general partners to date.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


8.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:


                                                                      1998               1997             1996
                                                                   ------------      -------------     ------------
                  Net income for financial reporting purposes      $ 2,976,998        $ 3,660,327      $ 3,748,198

                  Depreciation  for  tax  reporting   purposes
                      less than (in excess of) depreciation for
                      financial reporting purposes                         809              3,576           (1,943 )

                  Allowance for loss on building                       266,257                 --               --

                  Direct    financing   leases   recorded   as
                  operating leases for tax reporting purposes           43,343             37,684           29,269

                  Loss on termination of direct financing leases         4,471                 --               --

                  Equity in earnings of joint ventures for
                      financial  reporting  purposes in excess
                      of equity in earnings of joint ventures
                      for tax reporting purposes                       (11,217 )             (477 )         (1,330 )

                  Gain on sale of land and buildings for
                      financial  reporting  purposes less than
                      (in excess of) gain for tax reporting purposes        --             23,764         (124,305 )

                  Allowance for doubtful accounts                       88,943             (8,996 )          6,913

                  Accrued rental income                               (232,408 )         (444,650 )       (468,201 )

                  Rents paid in advance                                 (8,443 )          (27,405 )         47,221

                  Capitalization of transaction costs for tax
                      reporting purposes                                24,652                 --               --

                  Other                                                    212                 --            4,008
                                                                   ------------      -------------     ------------

                  Net income for federal income tax purposes        $3,153,617         $3,243,823      $ 3,239,830
                                                                   ============      =============     ============


                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


9.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the majority stockholder of CNL Fund Advisors, Inc. The other individual general partner, Robert
         A. Bourne, serves as treasurer, director, and vice chairman of the board of directors of CNL Fund Advisors. During the years ended December 31, 1998, 1997, and 1996, CNL Fund Advisors, Inc. (hereinafter referred to as the "Affiliate") performed certain services for the Partnership, as described below.

         During the years ended December 31, 1998, 1997, and 1996, the Affiliate acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliate an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the
         Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geo-graphic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Affiliate. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Affiliate shall determine. The Partnership incurred management fees of $38,570, $40,087, and $39,206 for the years ended December 31, 1998, 1997, and 1996, respectively.

         The Affiliate is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties, based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate Limited Partners' 8% Return, plus their invested capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

         During the years ended December 31, 1998, 1997, and 1996, the Affiliate provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $102,840, $89,270, and $118,677 for the years ended December 31, 1998, 1997, and 1996, respectively, for such services.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


9.       Related Party Transactions - Continued:

         During 1996, the Partnership acquired one property from an affiliate of the general partners, for a purchase price of $775,000. The property is being held as tenants-in-common, with another affiliate of the general partners. The affiliate had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the property, including closing costs.

         The due to related parties at December 31, 1998 and 1997 totalled $26,476 and $3,351, respectively.

10.      Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental income from the joint venture and the properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                                                               1998                 1997                 1996
                                                          ----------------     ----------------     ----------------
                  DenAmerica Corp.                             $1,164,160           $1,046,845           $1,051,328
                  Golden Corral Corporation                       971,344              979,009              954,476
                  Foodmaker, Inc.                                 558,466              556,610              556,610


                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


10.      Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental income from the joint venture and the properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                                                               1998                 1997                 1996
                                                          ----------------     ----------------     ----------------
                  Denny's                                      $1,164,160           $1,164,928           $1,163,621
                  Golden Corral Family
                      Steakhouse Restaurants                      971,344              979,009              954,476
                  Jack in the Box                                 558,466              556,610              556,610
                  Boston Market                                   467,043              329,300              260,756

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

         In October 1998, Finest Foodservice, L.L.C. and Boston Chicken, Inc., the tenants of four Boston Market properties filed for bankruptcy and rejected the leases relating to two properties. The Partnership will not recognize any rental and earned income from these properties until new tenants for the properties are located, or until the properties are sold and the proceeds from such sales are reinvested in additional properties. While the tenants have not rejected or affirmed the remaining two leases, there can be no assurance that some or all of the leases will not be rejected in the future. The lost revenues resulting from the two leases that were rejected, as described above, and the possible rejection of the remaining two leases could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease these properties in a timely manner.

11.      Subsequent Event:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 4,320,947 shares of its common stock, par value $0.01 per shares (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


11.      Subsequent Event - Continued:

         investors in APF's most recent public offering. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $42,519,005 as of December 31, 1998. Legg Mason Wood Walker,
         Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

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

         James M. Seneff, Jr., age 52, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, a director and Chief Executive Officer since its formation in 1980. Mr. Seneff has been Chairman of the Board of Directors, director, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979. Mr. Seneff also has held the position of Chairman of the Board of Directors, Chief Executive Officer, President and director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer, Chairman of the Board and a director of CNL Investment Company, has served as Chief Executive Officer, a director and Chairman of the Board of Directors of Commercial Net Lease Realty, Inc., a publicly-traded REIT, listed on the NYSE, since 1992, served as Chief Executive Officer, a director and Chairman of the Board of Directors of CNL Realty Advisors, Inc. from its inception in May 1992 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc., and has held the position of Chief Executive Officer, Chairman of the Board and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in December 1990. Mr. Seneff has served as Chairman of the Board of Directors of CNL American Properties Fund, Inc. since December 1994 and as a director and Chief Executive Officer since May 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Fund Advisors, Inc. since March 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Seneff has also served as Chairman of the Board, Chief Executive Officer and a director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which advises the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more then $60 billion of retirement funds. Mr. Seneff has served as a member of the board of directors of First Union National Bank of Florida since May 1998 and has served as a member of the Orlando Advisory Board of First Union National Bank of Florida since March 1994. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 51, is President and Treasurer of CNL Group, Inc., President, Treasurer, a director, and a registered principal of CNL
Securities Corp., President, Treasurer, and a director of CNL Investment Company, and Chief Investment Officer, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisor, Inc. from the date of its inception through July 1997. Mr. Bourne served as President of Commercial Net Lease Realty, Inc. from July 1992 through February 1996, served as Secretary and Treasurer from February 1996 through December 1997, and has served as a director since July 1992 and as Vice Chairman of the Board of Directors since February 1996. In addition, Mr. Bourne served as President of CNL Realty Advisors, Inc. from May 1992 through February 1996, served as Treasurer from February 1996 through December 1997, served as a director from May 1992 through December 31, 1997 and served as Vice Chairman from February 1996 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc. Mr. Bourne has served as a Vice Chairman of the Board of Directors and Treasurer of CNL American Properties Fund, Inc. since February 1999, has served as a director since May 1994 and previously served as President from May 1994 through February 1999. Mr. Bourne has served as a director of CNL Fund Advisors, Inc. since March 1994, has served as Treasurer and Vice Chairman of the Board of Directors since September 1997, and previously served as President from March 1994 through September 1997. Mr. Bourne has served as President and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Bourne has served as President and director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner. Mr. Bourne formerly was a certified public accountant with Coopers & Lybrand and a partner in the firm of Bourne & Rose, P.A. Mr. Bourne received a B.A. in Accounting, with honors, from Florida State University in 1970.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a majority owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

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

         Curtis B. McWilliams, age 43, joined CNL Group, Inc. in April 1997 and currently serves as an Executive Vice President. In addition, Mr. McWilliams has served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Group, Inc. since April 1997. Mr. McWilliams has served as President of CNL American Properties Fund, Inc. since February 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since January 1996, as Chief Operating Officer since March 1995, and previously served as Senior Vice President since December 1994. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996, Chief Operating Officer since April 1995, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 50, a certified public accountant, has served as Secretary of CNL American Properties Fund, Inc. since December 1994 and served as Treasurer from December 1994 through February 1999. Ms. Rose has served as a director and Secretary of CNL Fund Advisors, Inc. since March 1994, and as Treasurer from the date of its inception through June 30, 1997. Ms. Rose has served as Secretary of CNL Group, Inc. since 1987, as Chief Financial Officer of CNL Group, Inc. since December 1993, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, as Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc. In addition, Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc. and CNL Health Care Properties, Inc. and as Secretary, Treasurer and a director of CNL Hospitality Advisors, Inc. and CNL Health Care Advisors, Inc. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida.

         Jeanne A. Wall, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since December 1994. Ms. Wall has served as Executive Vice President of CNL Fund Advisors, Inc. since November 1994, and previously served as Vice President from March 1994 through November 1994. Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. Ms. Wall joined CNL Securities Corp. in 1984. In 1985, Ms. Wall became Vice President of CNL Securities Corp. In 1987, she became Senior Vice President and in July 1997 she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers and corporate communications for CNL Group, Inc. and its affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., and served as Vice President of Commercial Net Lease Realty, Inc. from 1992 through December 31, 1997. In addition, Ms. Wall serves as Executive Vice President of CNL Hospitality Properties, Inc., CNL Hospitality Advisors, Inc., CNL Health Care Properties, Inc. and CNL Health Care Advisors, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 35, a certified public accountant, has served as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 11, 1999, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 11, 1999, the beneficial ownership interests of the General Partners in the Registrant.


                  Title of Class                 Name of Partner                     Percent of Class
         General Partnership Interests           James M. Seneff, Jr.                       45%
                                                 Robert A. Bourne                           45%
                                                 CNL Realty Corporation                     10%
                                                                                          -----
                                                                                           100%


         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. On March 11, 1999, the Registrant entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF") pursuant to which the Registrant would be merged with and into a subsidiary of APF (the "Merger"). For further discussion, see
Item 8. Financial Statements and Supplementary Data -- Note 11.
Subsequent Event.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1998, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                                Amount Incurred
       Type of Compensation                                                                      For the Year
            and Recipient                            Method of Computation                  Ended December 31, 1998
      -----------------------                        ---------------------                 ------------------------
Reimbursement to affiliates for              Operating  expenses are  reimbursed  at   Operating  expenses
operating expenses                           the lower of cost or 90  percent of the   incurred   on   behalf   of  the
                                             prevailing  rate  at  which  comparable   Partnership:      $125,080
                                             services  could have been  obtained  in
                                             the same  geographic  area.  Affiliates   Accounting and
                                             of the  General  Partners  from time to   administrative
                                             time incur certain  operating  expenses   services:  $102,840
                                             on behalf of the  Partnership for which
                                             the    Partnership    reimburses    the
                                             affiliates without interest.

Annual management fee to affiliates          One   percent   of  the  sum  of  gross      $38,570
                                             revenues from  Properties  wholly owned
                                             by    the    Partnership    plus    the
                                             Partner-ship's   allocable   share   of
                                             gross  revenues  of joint  ventures  in
                                             which    the    Part-nership    is    a
                                             co-venturer.   The   manage-ment   fee,
                                             which will not exceed  competitive fees
                                             for  comparable  services  in the  same
                                             geographic  area,  may  or  may  not be
                                             taken,  in  whole  or in part as to any
                                             year,   in  the  sole   discretion   of
                                             affiliates.  All or any  portion of the
                                             management  fee  not  taken  as to  any
                                             fiscal year shall be  deferred  without
                                             interest  and  may  be  taken  in  such
                                             other  fiscal  year  as the  affiliates
                                             shall determine.


                                                                                                Amount Incurred
       Type of Compensation                                                                      For the Year
            and Recipient                            Method of Computation                  Ended December 31, 1998
      -----------------------                        ---------------------                 ------------------------
Deferred,   subordinated  real  estate       A  deferred,  subordinated  real estate      $ -0-
disposition fee payable to affiliates        disposition  fee,  payable upon sale of
                                             one  or  more  Properties,   in  an
                                             amount  equal to the  lesser of (i)
                                             one-half  of  a  competitive   real
                                             estate  commission,  or (ii)  three
                                             percent of the sales  price of such
                                             Property or Properties.  Payment of
                                             such  fee  shall  be  made  only if
                                             affiliates of the General  Partners
                                             provide  a  substantial  amount  of
                                             services  in  connection  with  the
                                             sale of a  Property  or  Properties
                                             and   shall  be   subordinated   to
                                             certain   minimum  returns  to  the
                                             Limited Partners.  However,  if the
                                             net sales  proceeds are  reinvested
                                             in a replacement  Property, no such
                                             real estate disposition fee will be
                                             incurred  until  such   replacement
                                             Property  is sold and the net sales
                                             proceeds are distributed.

General      Partners'       deferred,       A  deferred,  subordinated  share equal      $ -0-
sub-ordinated   share  of  Partnership       to   one    percent   of    Partnership
net cash flow                                distributions   of   net   cash   flow,
                                             subordinated    to   certain    minimum
                                             returns to the Limited Partners.

General      Partners'       deferred,       A  deferred,  subordinated  share equal      $ -0-
sub-ordinated   share  of  Partnership       to   five   percent   of    Partnership
net  sales  proceeds  from a  sale  or       distributions   of   such   net   sales
sales    of    Properties    not    in       proceeds,   subordi-nated   to  certain
liquidation of the Partnership               minimum    returns   to   the   Limited
                                             Partners.





                                                                                                Amount Incurred
       Type of Compensation                                                                      For the Year
            and Recipient                            Method of Computation                  Ended December 31, 1998
      -----------------------                        ---------------------                 ------------------------
General     Partners'     share     of       Distributions  of  net  sales  proceeds      $ -0-
Partnership  net sales proceeds from a       from a sale or sales  of  substantially
sale or  sales in  liquidation  of the       all of the  Partnership's  assets  will
Partnership                                  be distributed  in the following  order
                                             or priority:  (i) first, to pay all
                                             debts   and   liabilities   of  the
                                             Partnership    and   to   establish
                                             reserves;  (ii) second, to Partners
                                             with   positive   capital   account
                                             balances,   determined   after  the
                                             allocation of net income, net loss,
                                             gain and  loss,  in  proportion  to
                                             such   balances,   up  to   amounts
                                             sufficient  to reduce such balances
                                             to zero; and (iii) thereafter,  95%
                                             to the Limited  Partners  and 5% to
                                             the General Partners.

         As discussed above in Item 8. Financial Statements and Supplementary Data -- Note 11. Subsequent Event, the Registrant has entered into an Agreement and Plan of Merger, dated March 11, 1999, with APF pursuant to which the Registrant would be merged with and into a subsidiary of APF in exchange for the issuance of APF Shares. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger. If the Merger is approved by Limited Partners holding units greater than 50% of the outstanding units of the Registrant, the General Partners of the Registrant would receive certain benefits. For instance, following the Merger, James M. Seneff, Jr. and Robert A. Bourne, the individual General Partners, will continue to serve as directors of APF, with Mr. Seneff serving as Chairman and Mr. Bourne serving as Vice Chairman. As APF directors, they may also be entitled to receive stock options under any stock option plan adopted by APF.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       The following documents are filed as part of this report.

          1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1998 and 1997

                  Statements of Income for the years ended December 31, 1998, 1997, and 1996

                  Statements of Partners' Capital for the years ended December 31, 1998, 1997, and 1996

                  Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

                  Notes to Financial Statements

          2.  Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997, and 1996

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1998

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1998

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

                  27       Financial Data Schedule (Filed herewith.)

          (b) The Registrant filed no reports on Form 8-K during the period October 1, 1998 through December 31, 1998.

          (c)     Not applicable.

          (d)     Other Financial Information

                  The Partnership is required to file audited financial information of two of its tenants (DenAmerica Corp. and Golden Corral Corporation) as a result of these two tenants each leasing more than 20 percent of the Partnership's total assets for the year ended December 31, 1998. DenAmerica Corp. is a public company and as of the date hereof, had not filed their Form 10-K; therefore, the financial statements are not available to the Partnership to include in this filing. The Partnership will file this financial information under cover of a Form 10-K/A as soon as it is available. Golden Corral Corporation is a privately-held company and its financial information is not publicly available.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1999.

                                        CNL INCOME FUND XVI, LTD.

                                        By:      CNL REALTY CORPORATION
                                                 General Partner

                                                 /s/ Robert A. Bourne
                                                 ---------------------------
                                                 ROBERT A. BOURNE, President


                                        By:      ROBERT A. BOURNE
                                                 General Partner

                                                 /s/ Robert A. Bourne
                                                 ---------------------------
                                                 ROBERT A. BOURNE


                                        By:      JAMES M. SENEFF, JR.
                                                 General Partner

                                                 /s/ James M. Seneff, Jr.
                                                 ----------------------------
                                                 JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                                    Title                                   Date

/s/ Robert A. Bourne                       President,   Treasurer  and  Director             March 27, 1999
---------------------------
Robert A. Bourne                           (Principal  Financial and  Accounting
                                           Officer)


/s/ James M. Seneff, Jr.                   Chief Executive  Officer and Director             March 27, 1999
---------------------------
James M. Seneff, Jr.                       (Principal Executive Officer)


                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1998, 1997, and 1996


                                                               Additions                         Deductions
                                                     -------------------------------     ----------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                    Balance at       Charged to       Charged to          Deemed          mined to       Balance
                                     Beginning        Costs and          Other          Uncollec-          be Col-       at End
    Year         Description          of Year         Expenses         Accounts           tible           lectible       of Year
   --------    -----------------   --------------   --------------   ---------------    ------------     ------------  -----------
   1996        Allowance for
                   doubtful
                   accounts (a)        $   2,962         $    --         $   6,913  (b)     $   --  (c)       $   --      $  9,875
                                   ==============   ==============   ===============    ============     ============  ===========

   1997        Allowance for
                   doubtful
                   accounts (a)        $   9,875         $    --         $   7,918  (b)   $ 16,693  (c)      $   221       $   879
                                   ==============   ==============   ===============    ============     ============  ===========

   1998        Allowance for
                   doubtful
                   accounts (a)         $    879         $    --         $  89,822  (b)    $   879  (c)       $   --      $ 89,822
                                   ==============   ==============   ===============    ============     ============  ===========


(a)      Deducted from receivables on the balance sheet.

(b)      Reduction of rental and other income.

(c)      Amounts written off as uncollectible.




                                                            CNL INCOME FUND XVI, LTD.
                                                          (A Florida Limited Partnership)
                                                 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               December 31, 1998

                                                                                        Costs Capitalized
                                                                                          Subsequent To
                                                            Initial Cost                   Acquisition
                                                    -------------------------       -------------------------
                                          Encum-                Buildings and         Improve-       Carrying
                                         brances      Land       Improvements          ments           Costs
                                         -------    --------    -------------        ---------       --------

Properties the Partnership
  has Invested in Under
  Operating Leases:

    Arby's Restaurant:
     Indianapolis, Indiana                   -       $315,276      $591,993               -               -

    Boston Market Restaurants:
     St. Cloud, Minnesota                    -        502,786       645,127               -               -
     Columbia Heights, Minnesota             -        277,576       725,953               -               -
     Lawrence, Kansas (i)                    -        343,367       435,813               -               -

    Checkers Drive-In Restaurants:
     Conyers, Georgia                        -        363,553            -                -               -
     Lake Worth, Florida                     -        325,301            -                -               -
     Ocala, Florida                          -        289,578            -                -               -
     Pompano Beach, Florida                  -        373,491            -                -               -
     Tampa, Florida                          -        372,176            -                -               -
     Tampa, Florida                          -        221,715            -                -               -

    Denny's Restaurants:
     Tucson, Arizona                         -        218,353            -                -               -
     Idaho Falls, Idaho                      -        552,186            -           692,274              -
     Branson, Missouri                       -      1,160,979            -         1,010,688              -
     Dover, Ohio                             -        266,829            -                -               -
     Salina, Kansas                          -        261,154            -                -               -
     Moab, Utah                              -        435,927            -                -               -
     Mesquite, Texas                         -        403,548       650,659               -               -
     Temple, Texas                           -        306,866       677,659               -               -

    Golden Corral Family
     Steakhouse Restaurants:
         Fort  Collins, Colorado             -        566,943            -         1,122,500              -
         Hickory, North Carolina             -        761,108            -         1,001,893              -
         Independence, Missouri              -        781,761            -         1,147,538              -
         Baytown, Texas                      -        446,240            -           971,766              -
         Rosenburg, Texas                    -        320,133            -           804,428              -
         Farmington, New Mexico              -        523,584            -           870,136              -

    IHOP Restaurant:
     Ft. Worth, Texas                        -        364,634       554,302               -               -

    Jack in the Box Restaurants:
     Brownsville, Texas                      -        553,671            -           658,282              -
     Grand Prairie, Texas                    -        439,950            -           636,524              -
     Rancho Cordova, California              -        401,302       595,722               -               -
     Temple City, California                 -        744,493       225,404               -               -
     Texas City, Texas                       -        403,476       568,053               -               -

    KFC Restaurant:
     Concordia, Missouri                     -        188,759            -           434,369              -

    Long John Silver's Restaurants:
     Celina, Ohio (l)                        -        109,130            -           425,145              -
     Charlotte, North Carolina               -        313,200            -           415,695              -
     Copperas Cove, Texas                    -        162,000            -                -               -
     Kansas City, Missouri                   -        370,204            -           433,058              -
     Silver City, New Mexico                 -        116,767       183,174               -               -


    Shoney's Restaurant:
     Las Vegas, Nevada                       -        426,238            -                -               -

    Wendy's Old Fashioned
     Hamburgers Restaurant:
      Washington, District of
       Columbia                              -        393,963       567,626               -               -
                                                  -----------    ----------      -----------           -----

                                                  $15,378,217    $6,421,485      $10,624,296              -
                                                  ===========    ==========      ===========           =====

Property in Which the Partnership
  has an 80.44% Interest as
  Tenants-in-Common and has
  Invested in Under an Operating
  Lease:

   Boston Market Restaurant:
     Fayetteville, North Carolina            -       $377,800      $587,700               -               -
                                                  ===========     =========      ===========           =====

Property in Which the Partnership
  has a 40.42%  Interest as Tenants-
  in-Common and has Invested in Under
  an Operating Lease:

   IHOP Restaurant:
     Memphis, Tennessee                      -       $678,890      $825,076               -               -
                                                   ==========     =========      ===========           =====


Property of Joint Venture in
  Which the Partnership has a
  32.35% Interest

   Arby's Restaurant:
     Columbus, Ohio                          -       $406,976            -          $468,725              -
                                                   ==========     =========      ===========           =====

Properties the Partnership has
  Invested in Under Direct
  Financing Leases:

   Boston Market Restaurant:
     Indianapolis, Indiana                   -       $184,014      $577,320               -               -

   Denny's Restaurants:
     Tucson, Arizona                         -             -             -           539,769              -
     Bucyrus, Ohio                           -        139,003       155,194          273,858              -
     Dover, Ohio                             -             -        200,612          236,270              -
     Salina, Kansas                          -             -             -           677,539              -
     Moab, Utah                              -             -             -           718,578              -

   Long John Silver's Restaurants:
     Clovis, New Mexico                      -        127,607       425,282               -               -
     Copperas Cove Texas                     -             -        424,319               -               -

   Shoney's Restaurant:
     Las  Vegas, Nevada                      -             -        812,466               -               -
                                                     --------    ----------      -----------           -----

                                                     $450,624    $2,595,193       $2,446,014              -
                                                     ========    ==========      ===========           =====



           Gross Amount at Which                                                            Life on Which
       Carried at Close of Period (g)                                                      Depreciation in
   -------------------------------------                          Date                      Latest Income
               Buildings and                   Accumulated       of Con-        Date         Statement is
     Land      Improvements      Total         Depreciation     struction     Acquired         Computed
   --------    -------------    --------       ------------     ---------     ---------    ----------------

   $315,276       $591,993      $907,269          $66,511         1978          08/95             (c)


    502,786        645,127     1,147,913           70,832         1995          09/95             (c)
    277,576        725,953     1,003,529           73,590         1995          12/95             (c)
    343,367        435,813       779,180           10,430         1997          05/98             (c)


    363,553             -        363,553              (b)           -           12/94             (b)
    325,301             -        325,301              (b)           -           12/94             (b)
    289,578             -        289,578              (b)           -           12/94             (b)
    373,491             -        373,491              (b)           -           12/94             (b)
    372,176             -        372,176              (b)           -           12/94             (b)
    221,715             -        221,715              (b)           -           12/94             (b)


    218,353            (d)       218,353              (e)         1995          10/94             (e)
    552,186        692,274     1,244,460           81,210         1995          01/95             (c)
  1,160,979      1,010,688     2,171,667          102,361         1995          03/95             (c)
    266,829            (d)       266,829              (e)         1971          03/95             (e)
    261,154            (d)       261,154              (e)         1995          04/95             (e)
    435,927            (d)       435,927              (e)         1995          06/95             (e)
    403,548        650,659     1,054,207           72,330         1995          08/95             (c)
    306,866        677,659       984,525           75,332         1975          08/95             (c)



    566,943      1,122,500     1,689,443          142,260         1995          10/94             (c)
    761,108      1,001,893     1,763,001          133,677         1994          11/94             (c)
    781,761      1,147,538     1,929,299          153,110         1994          11/94             (c)
    446,240        971,766     1,418,006          121,156         1995          01/95             (c)
    320,133        804,428     1,124,561           91,909         1995          05/95             (c)
    523,584        870,136     1,393,720           81,119         1996          01/96             (c)


    364,634        554,302       918,936           52,178         1994          03/96             (c)


    553,671        658,282     1,211,953           87,095         1995          10/94             (c)
    439,950        636,524     1,076,474           80,205         1995          10/94             (c)
    401,302        595,722       997,024           82,803         1985          10/94             (c)
    744,493        225,404       969,897           31,330         1984          10/94             (c)
    403,476        568,053       971,529           78,957         1991          10/94             (c)


    188,759        434,369       623,128           45,460         1995          09/95             (c)


    109,130        425,145       534,275            7,326         1995          10/94             (k)
    313,200        415,695       728,895           51,155         1995          12/94             (c)
    162,000            (d)       162,000              (e)         1994          12/94             (e)
    370,204        433,058       803,262           54,607         1995          12/94             (c)
    116,767        183,174       299,941           18,736         1982          12/95             (c)



    426,238            (d)       426,238              (e)         1992          05/95             (e)




    393,963        567,626       961,589           76,513         1983          12/94             (c)
-----------    -----------   -----------          -------

$15,378,217    $17,045,781   $32,423,998       $1,942,192
===========    ===========   ===========       ==========








   $377,800       $587,700      $965,500          $43,948        1996           10/96              (c)
===========     ==========    ==========          =======







   $678,890       $825,076    $1,503,966          $26,642        1997           01/98              (c)
===========     ==========    ==========          =======







   $406,976       $468,725      $875,701              (n)        (m)            08/98              (n)
===========      =========    ==========






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


      (d)              (d)          (d)               (f)        1976           12/94              (f)
       -               (d)          (d)               (e)        1994           12/94              (e)


       -               (d)          (d)               (e)        1992           05/95              (e)


                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1998



(a) Transactions in real estate and accumulated depreciation during 1998, 1997 and 1996, are summarized as follows:

                                                                                                  Accumulated
                                                                                    Cost          Depreciation
                                                                              -----------------  ---------------
              Properties the Partnership has Invested
                in Under Operating Leases:

                   Balance, December 31, 1995                                     $  29,465,886      $  325,113
                   Acquisitions                                                       3,488,522              --
                   Dispositions                                                        (312,499)             --
                   Depreciation expense                                                      --         550,447
                                                                              -----------------  ---------------

                   Balance, December 31, 1996                                        32,641,909         875,560
                   Dispositions                                                        (545,472)             --
                   Depreciation expense                                                      --         561,883
                                                                              -----------------  ---------------

                   Balance, December 31, 1997                                        32,096,437       1,437,443
                   Reclassified from direct financing leases                            534,275              --
                   Acquisitions                                                           3,545
                   Reimbursement of construction costs (o)                             (210,259)        (48,611 )
                   Depreciation expense                                                       --         553,360
                                                                              -----------------  ---------------

                   Balance, December 31, 1998                                     $  32,423,998     $ 1,942,192
                                                                              =================  ===============

              Property  in Which  the  Partnership has an
                80.44% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

                   Balance, December 31, 1995                                         $      --        $     --
                   Acquisition                                                          965,500              --
                   Depreciation expense                                                      --           4,768
                                                                              -----------------  ---------------

                   Balance, December 31, 1996                                           965,500           4,768
                   Depreciation expense                                                      --          19,590
                                                                              -----------------  ---------------

                   Balance, December 31, 1997                                           965,500          24,358
                   Depreciation expense                                                      --          19,590
                                                                              -----------------  ---------------

                   Balance, December 31, 1998                                       $   965,500      $   43,948
                                                                              =================  ===============


                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1998



                                                                                                     Accumulated
                                                                                      Cost             Depreciation
                                                                                  -------------      -----------------
             Property  in  Which  the  Partnership
               has  a  40.42%  Interest  as
               Tenants-in-Common and has Invested
               in Under an Operating Lease:

                  Balance, December 31, 1997                                            $   --                $     --
                  Acquisition                                                        1,503,966                      --
                  Depreciation expense                                                      --                  26,642
                                                                                  -------------      -----------------

                  Balance, December 31, 1998                                       $ 1,503,966             $    26,642
                                                                                  =============      =================

             Property of Joint  Venture  in Which the
               Partnership  has a 32.35% Interest and
               has Invested in Under an Operating Lease:

                  Balance, December 31, 1997                                            $   --                $     --
                  Acquisition                                                          875,701                      --
                  Depreciation (n)                                                          --                      --
                                                                                  -------------      -----------------

                  Balance, December 31, 1998                                         $ 875,701                $     --
                                                                                  =============      =================

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

  (g) As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership and the joint venture for federal income tax purposes was $37,887,606 and $3,344,166, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1998


  (i) This Property was exchanged for a Boston Market Property previously owned and located in Madison, Tennessee, during 1998.

  (j) This Property was exchanged for a Boston Market Property previously owned and located in Chattanooga, Tennessee.

  (k) Effective June 1998, the lease for this Property was terminated, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value as of June 11, 1998 and depreciated over its remaining estimated life of approximately 26 years.

  (l) For financial reporting purposes the undepreciated cost of the Property in Celina, Ohio, was written down to net realizable value due to an anticipated impairment in value. The Partnership recognized the impairment by recording an allowance for loss on building in the amount of $266,257 at December 31, 1998. The tenant of this Property experienced financial difficulties and ceased payments of rents under the terms of its lease agreement. The impairment at December 31, 1998 represents the difference between the Property's carrying value at December 31, 1998, and the estimated net realizable value of the Property. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1998, excluding the allowance for loss on building.

  (m)        Scheduled for completion in 1999.

  (n)        Property  was not  placed  in  service  as of  December  31,  1998;
             therefore, no depreciation was taken.

  (o) During the year ended December 31, 1998, the Partnership received reimbursements from the developer upon final construction costs reconciliation. In connection therewith, the land and building values were adjusted down accordingly.

                                    EXHIBITS

                                  EXHIBIT INDEX


Exhibit Number

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