Form 10-Q
period 1999-03-31
CNL INCOME FUND XVI LTD
filed 1999-05-17
CIK 913058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 1999
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

 For the transition period from _____________________ to _____________________


                             Commission file number
                                     0-26218
                     ---------------------------------------


                            CNL Income Fund XVI, Ltd.
 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                                        59-3198891
------------------------------------------------------              ------------------------------------------------
(State or other jurisdiction of                                                    (I.R.S. Employer
incorporation or organization)                                                    Identification No.)


400 East South Street
Orlando, Florida                                                                         32801
------------------------------------------------------              ------------------------------------------------
      (Address of principal executive offices)                                        (Zip Code)


Registrant's telephone number
(including area code)                                                               (407) 650-1000
                                                                    ------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

                                    CONTENTS





Part I                                                                   Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets

                  Condensed Statements of Income

                  Condensed Statements of Partners' Capital

                  Condensed Statements of Cash Flows

                  Notes to Condensed Financial Statements

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk

Part II

   Other Information

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             March 31,             December 31,
                                                                               1999                    1998
                                                                         ------------------     -------------------
                             ASSETS

Landand  buildings  on  operating  leases,
    less  accumulated   depreciation  of
    $2,085,596 and $1,942,192 and allowance
    for loss on building
    of $266,257 in 1999 and 1998                                              $ 30,852,599            $ 30,215,549
Net investment in direct financing leases                                        4,570,303               5,361,848
Investment in joint ventures                                                     1,647,270               1,504,465
Cash and cash equivalents                                                        1,405,552               1,603,589
Receivables, less allowance for doubtful accounts
    of $111,931 and $89,822                                                         31,749                  63,214
Prepaid expenses                                                                    15,748                  13,745
Organization costs, less accumulated amortization
    of $10,000 and $8,550                                                                --                   1,450
Accrued rental income                                                            1,510,250               1,424,781
                                                                         ------------------     -------------------

                                                                              $ 40,033,471            $ 40,188,641
                                                                         ==================     ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                $   31,275              $    1,816
Accrued and escrowed real estate taxes payable                                      23,462                   7,163
Distributions payable                                                              900,000                 900,000
Due to related party                                                                10,797                  26,476
Rents paid in advance and deposits                                                  70,617                  61,262
                                                                         ------------------     -------------------
    Total liabilities                                                            1,036,151                 996,717

Commitment (Note 4)

Partners' capital                                                               38,997,320              39,191,924
                                                                         ------------------     -------------------

                                                                              $ 40,033,471            $ 40,188,641
                                                                         ==================     ===================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   1999               1998
                                                                               --------------    ---------------
Revenues:
    Rental income from operating leases                                            $ 798,369          $ 888,095
    Earned income from direct financing leases                                       133,545            175,047
    Interest and other income                                                         19,953             14,761
                                                                               --------------    ---------------
                                                                                     951,867          1,077,903
                                                                               --------------    ---------------

Expenses:
    General operating and administrative                                              47,619             33,021
    Professional services                                                              9,327              9,440
    Management fees to related party                                                   9,001              9,963
    Real estate taxes                                                                 17,153                 --
    State and other taxes                                                             23,165             19,302
    Depreciation and amortization                                                    144,854            140,916
    Transaction costs                                                                 33,158                 --
                                                                               --------------    ---------------
                                                                                     284,277            212,642
                                                                               --------------    ---------------

Income Before Equity in Earnings of Joint Ventures                                   667,590            865,261

Equity in Earnings of Joint Ventures                                                  37,806             31,434
                                                                               --------------    ---------------

Net Income                                                                         $ 705,396          $ 896,695
                                                                               ==============    ===============

Allocation of Net Income:
    General partners                                                               $   7,054          $   8,967
    Limited partners                                                                 698,342            887,728
                                                                               --------------    ---------------

                                                                                   $ 705,396          $ 896,695
                                                                               ==============    ===============

Net Income Per Limited Partner Unit                                                 $   0.16           $   0.20
                                                                               ==============    ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                                              4,500,000          4,500,000
                                                                               ==============    ===============


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                         Quarter Ended           Year Ended
                                                                           March 31,            December 31,
                                                                              1999                  1998
                                                                       -------------------    -----------------
General partners:
    Beginning balance                                                         $   131,300           $   99,615
    Net income                                                                      7,054               31,685
                                                                       -------------------    -----------------
                                                                                  138,354              131,300
                                                                       -------------------    -----------------

Limited partners:
    Beginning balance                                                          39,060,624           39,805,311
    Net income                                                                    698,342            2,945,313
    Distributions ($0.20 and $0.82 per
       limited partner unit, respectively)                                       (900,000 )         (3,690,000 )
                                                                       -------------------    -----------------
                                                                               38,858,966           39,060,624
                                                                       -------------------    -----------------

Total partners' capital                                                      $ 38,997,320         $ 39,191,924
                                                                       ===================    =================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   Quarter Ended
                                                                                     March 31,
                                                                               1999              1998
                                                                          ---------------    --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                  $ 847,198        $1,091,044
                                                                          ---------------    --------------

    Cash Flows from Investing Activities:
       Investment in joint ventures                                             (145,235 )        (607,896 )
       Decrease in restricted cash                                                    --           610,410
                                                                          ---------------    --------------
          Net cash provided by (used in)
              investing activities                                              (145,235 )           2,514
                                                                          ---------------    --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                        (900,000 )        (900,000 )
                                                                          ---------------    --------------
          Net cash used in financing activities                                 (900,000 )        (900,000 )
                                                                          ---------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents                            (198,037 )         193,558

Cash and Cash Equivalents at Beginning of Quarter                              1,603,589         1,673,869
                                                                          ---------------    --------------

Cash and Cash Equivalents at End of Quarter                                   $1,405,552        $1,867,427
                                                                          ===============    ==============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                              $ 900,000         $ 990,000
                                                                          ===============    ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVI, Ltd. (the "Partnership") for the year ended December 31, 1998.

         Effective January 1, 1999, the Partnership adopted Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." The Statement requires that an entity expense the costs of start-up activities and organization costs as they are incurred. Adoption of this statement did not have a material effect on the Partnership's financial position or results of operations.

2.       Investment in Direct Financing Leases:

         During the quarter ended March 31, 1999, a tenant, L.C. West, L.L.C. terminated its lease and ceased making rental payments to the Partnership due to financial difficulties the tenant experienced. As a result, the Partnership reclassified the asset from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying amount. No loss on termination of direct financing leases was recorded for financial reporting purposes.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1999 and 1998


3.       Merger Transaction:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 4,320,947 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in three previous public offerings, the most recent of which was in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $42,519,005 as of December 31, 1998. Legg Mason Wood Walker,
         Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit against the general partners and APF in connection with the proposed Merger (see Part II - Item 1. Legal Proceedings). The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against the claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1999 and 1998


4.       Commitment:

         In February 1999, the Partnership entered into a new lease for the property in Las Vegas, Nevada, with a new tenant to operate the property as a Big Boy restaurant. In connection therewith, the Partnership has agreed to pay up to $150,000 in renovation costs, none of which were incurred as of March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1999, the Partnership owned 44 Properties, which included interests in one Property owned through a joint venture arrangement in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 1999 and 1998, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $847,198 and $1,091,044 for the quarters ended March 31, 1999 and 1998, respectively. The decrease in cash from operations for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 1999.

         In August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the general partners, to construct and hold one restaurant Property. As of March 31, 1999, the Partnership had contributed approximately $279,800, of which approximately $145,200 was contributed during the quarter ended March 31, 1999, to purchase land and pay for construction costs relating to the joint venture. As of March 31, 1999, the Partnership owned an approximate 32 percent interest in the profits and losses of the joint venture.

         Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1999, the Partnership had $1,405,552 invested in such short-term investments, as compared to $1,603,589 at December 31, 1998. Cash and cash equivalents decreased during the quarter ended March 31, 1999, primarily as a result of the Partnership funding additional amounts to Columbus Joint Venture to pay for construction costs relating to the joint venture. The funds remaining at March 31, 1999, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital, commitment, and other needs.

         Total liabilities of the Partnership, including distributions payable, increased to $1,036,151 at March 31, 1999, from $996,717 at December 31, 1998.
The increase in liabilities at March 31, 1999 is partially a result of the Partnership accruing real estate taxes due to the fact that the tenants of certain Long John Silver's and Boston Market Properties filed for bankruptcy as described below in "Results of Operations." In addition, the increase in liabilities at March 31, 1999 is partially a result of the Partnership accruing transaction costs relating to the proposed merger with CNL American Properties Fund, Inc. ("APF"), as described below. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         In February 1999, the Partnership entered into a new lease for the Property located in Las Vegas, Nevada, with a new tenant to operate the Property as a Big Boy restaurant. In connection therewith, the Partnership has agreed to fund up to $150,000 in conversion costs associated with this Property. No amounts had been incurred as of March 31, 1999.

         Based on current and future cash from operations, and for the quarter ended March 31, 1998, accumulated excess operating reserves, the Partnership declared distributions to limited partners of $900,000 and $990,000 for the quarters ended March 31, 1999 and 1998, respectively. This represents distributions of $0.20 and $0.22 per unit for the quarters ended March 31, 1999 and 1998, respectively. No distributions were made to the general partners for the quarters ended March 31, 1999 and 1998. No amounts distributed to the limited partners for the quarters ended March 31, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. APF has agreed to issue 4,320,947 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in three previous public offerings, the most recent of which was in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $42,519,005 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit against the general partners and APF in connection with the proposed Merger (see Part II - Item 1. Legal Proceedings). The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against the claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Results of Operations

         During the quarters ended March 31, 1999 and 1998, the Partnership owned and leased 41 wholly owned Properties, to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1999 and 1998, the Partnership earned $931,914 and $1,063,142, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. Rental and earned income decreased approximately $87,000 during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, as a result of the fact that in 1998, three tenants, Long John Silver's, Inc., Finest Foodservice, L.L.C., and Boston Chicken, Inc., filed for bankruptcy and rejected the leases relating to four of the seven Properties leased by these tenants. As a result, these tenants ceased making rental payments on the four rejected leases. The Partnership has continued receiving rental payments relating to the leases not rejected by the tenants. In March 1999, the Partnership entered into a new lease with a new tenant for one of the vacant Properties for which rental payments commenced in April 1999. The general partners are currently seeking either new tenants or purchasers for the three remaining rejected and vacant Properties. The Partnership will not recognize any rental and earned income from these vacant Properties until new tenants for these Properties are located or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. While the tenants have not rejected or affirmed the remaining three leases, there can be no assurance that some or all of these leases will not be rejected in the future. The lost revenues resulting from the three rejected and vacant Properties and the possible rejection of the three remaining leases could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Properties in a timely manner.

         In addition, rental and earned income decreased during the quarter ended March 31, 1999 by approximately $38,900, partially as a result of the fact that in July 1998, the tenant of the Shoney's Property in Las Vegas, Nevada vacated the Property and ceased making rental payments on this Property. The Partnership established an allowance for doubtful accounts during the quarter ended March 31, 1999 of approximately $20,700 for rental and earned income amounts due from this tenant due to the fact that collection of such amounts is questionable. The general partners are pursuing collection of past due amounts from the former tenant, and will recognize such amounts as income if collected. In February 1999, the Partnership entered into a new lease with a new tenant for this Property for which rental payments are expected to commence during the second quarter of 1999.

         During the quarters ended March 31, 1999 and 1998, the Partnership owned and leased two Properties with affiliates of the general partners as tenants-in-common and during the quarter ended March 31, 1999, the Partnership owned and leased one additional Property indirectly through a joint venture arrangement. In connection therewith, during the quarters ended March 31, 1999 and 1998, the Partnership earned $37,806 and $31,434, respectively, attributable to net income earned by these joint ventures. The increase in net income earned by joint ventures was primarily attributable to the fact that in August 1998, the Partnership invested in Columbus Joint Venture with affiliates of the general partners.

         Operating expenses, including depreciation and amortization expense, were $284,277 and $212,642 for the quarters ended March 31, 1999 and 1998, respectively. The increase in operating expenses during the quarter ended March 31, 1999, as compared to March 31, 1998, is partially due to the fact that the Partnership incurred $33,158 in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described above in "Liquidity and Capital Resources." If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         In addition, the increase in operating expenses during the quarter ended March 31, 1999, is partially due to the fact that the Partnership incurred certain expenses, such as real estate taxes, insurance, and maintenance relating to a Shoney's Property, two Boston Market Properties and two Long John Silver's Properties which became vacant during the second and third quarters of 1998, due to financial difficulties or bankruptcies, as described above. In February and March 1999, the Partnership entered into new leases with new tenants, for the Shoney's Property in Las Vegas, Nevada and a Long John Silver's Property in Celina, Ohio, respectively. The new tenants are responsible for real estate taxes, insurance, and maintenance relating to the respective Properties; therefore, the general partners do not anticipate that the Partnership will incur these expenses for these two Properties in the future. However, the Partnership will continue to incur certain expenses, such as real estate taxes, insurance, and maintenance related to the three remaining vacant Properties until new tenants for these Properties are located or until the Properties are sold. The Partnership is currently seeking new tenants or buyers for these Properties. In addition, the Partnership will incur certain expenses such as real estate taxes, insurance, and maintenance relating to one or more of the three Properties still leased by Long John Silver's, Inc., Finest Foodservice, L.L.C., and Boston Chicken, Inc., if one or more of the leases are rejected.

Year 2000 Readiness Disclosure

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The Partnership does not have any information or non-information technology systems. The general partners and affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct, because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

         The information system of the affiliates of the general partners is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team is in the process of contacting the respective vendors and manufacturers to verify the Year 2000 compliance of their products. In addition, the Y2K Team has also requested and is evaluating documentation from other companies with which the Partnership has a material third party relationship, including the Partnership's tenants, vendors, financial institutions and the Partnership's transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates of the general partners. Although the general partners continue to receive positive responses from the Companies with which the Partnership has third party relationships regarding their Year 2000 compliance, the general partners cannot be assured that the tenants, financial institutions, transfer agent, other vendors and system providers have adequately considered the impact of the Year 2000. The general partners are not able to measure the effect on the operations of the Partnership of any third party's failure to adequately address the impact of the Year 2000.

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

         The general partners and affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

         Based upon the progress the general partners and affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, they have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings.

            On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit, Jon Hale, Mary J. Hewitt, Charles A. Hewitt, and Gretchen M. Hewitt v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the Messrs. Seneff and Bourne and CNL Realty Corporation, as general partners of the CNL Income Funds, breached their fiduciary duties and violated the provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed acquisition of the CNL Income Funds by APF. The plaintiffs are seeking unspecified damages and equitable relief. The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against such claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Item 2.     Changes in Securities.       Inapplicable.

Item 3.     Default upon Senior Securities.   Inapplicable.

Item 4.     Submission of Matters to a Vote of Security Holders.   Inapplicable.

Item 5.     Other Information.        Inapplicable.

Item 6.     Exhibits and Reports on Form 8-K.

               (a)      Exhibits

                     2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of the Registration Statement of APF on Form S-4, File No. 74329.)

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

                     27         Financial Data Schedule (Filed herewith.)

               (b)      Reports on Form 8-K

                           Current Report on Form 8-K dated March 11, 1999 and filed March 12, 1999, describing the proposed Merger of the Partnership with and into a subsidiary of CNL American Properties Fund, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 14th day of May, 1999.


             CNL INCOME FUND XVI, LTD.

                  By:      CNL REALTY CORPORATION
                           General Partner


                          By:         /s/ James M. Seneff, Jr.
                                      -----------------------------------------
                                      JAMES M. SENEFF, JR.
                                      Chief Executive Officer
                                      (Principal Executive Officer)


                          By:         /s/ Robert A. Bourne
                                      -----------------------------------------
                                      ROBERT A. BOURNE
                                      President and Treasurer
                                      (Principal Financial and
                                      Accounting Officer)