Form 10-K/A
period 1997-12-31
CNL INCOME FUND XVI LTD
filed 1999-07-30
CIK 913058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                 Amendment No. 2



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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

         The Form 10-K of CNL Income Fund XVI, Ltd. for the year ended December 31, 1997 is being amended to provide additional disclosure under Item 1. Business, Item 2. Properties and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, Short-Term Liquidity and Long Term Liquidity.


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


         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $39,600,000 and were used to acquire 43 Properties, including seven Properties consisting of land only. During the year ended December 31, 1996, the Partnership sold a Property in Appleton, Wisconsin, and used the net sales proceeds to acquire a Boston Market Property located in Fayetteville, North Carolina, with an affiliate of the General Partners as tenants-in-common. In addition, during the year ended December 31, 1997, the Partnership sold a Property in Oviedo, Florida. As a result of the above transactions, as of December 31, 1997, the Partnership owned 42 Properties. The 42 Properties include six Properties consisting of land only and one Property owned with an affiliate as tenants-in-common. The lessee of the six Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. In January 1998, the Partnership reinvested the net sales proceeds from the sale of the Property in Oviedo, Florida in a Property in Memphis, Tennessee, as tenants-in-common, with affiliates of the General Partners. The Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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


         Generally, the leases of the Properties provide for two to five -year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

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

Major Tenants


         During 1997, three lessees of the Partnership, Golden Corral Corporation, Foodmaker, Inc., and DenAmerica Corp. each contributed more than ten percent of the Partnership's total rental income. As of December 31, 1997, Golden Corral Corporation was the lessee under leases relating to six restaurants, Foodmaker, Inc. was the lessee under leases relating to five restaurants, and DenAmerica Corp. was the lessee under leases relating to eight restaurants. It is anticipated that based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Jack in the Box and Denny's, each accounted for more than ten percent of the Partnership's total rental income during 1997. In subsequent years, it is anticipated that these three Restaurant Chains each will continue to contribute more than ten percent of the Partnership's rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. As of December 31, 1997, Golden Corral Corporation and DenAmerica Corp. each leased Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

 Tenancy in Common Arrangements

         In October 1996, the Partnership entered into an agreement to hold a Boston Market Property as tenants-in-common with CNL Income Fund XVII, Ltd., an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property and net cash flow from the Property, in proportion to each co- tenant's percentage interest. The Partnership owns an 80.27% interest in this Property.

         In addition, in January 1998, the Partnership entered into an agreement to hold an IHOP Property in Memphis, Tennessee, as tenants-in-common, with CNL Income Fund II, Ltd. and CNL Income Fund VI, Ltd., affiliates of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property and net cash flow from the Property, in proportion to each co- tenant's percentage interest. The Partnership owns a 40.42% interest in this Property.

         Each of the affiliates listed above is a limited partnership organized pursuant to the laws of the State of Florida. The tenancy in common agreement restricts each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's

Property without first offering it for sale to the remaining co-tenant.

         The use of tenancy in common arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of tenancy in common arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties. In addition, tenancy in common arrangements may allow the Partnership to defer the gain for federal income tax purposes upon the sale of the property if the proceeds are reinvested in an additional property.


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


Item 2.  Properties


         As of December 31, 1997, the Partnership owned 42 Properties. Of the 42 Properties, 41 are owned by the Partnership in fee simple and one is owned through a tenancy in common arrangement. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 16,600 to 104,800 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 1997 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with this report.

         State                            Number of Properties

         Arizona                                    1
         California                                 2
         Colorado                                   1
         Washington D.C.                            1
         Florida                                    5
         Georgia                                    1
         Idaho                                      1
         Indiana                                    1
         Kansas                                     1
         Minnesota                                  2
         Missouri                                   4
         North Carolina                             3
         New Mexico                                 3
         Nevada                                     1
         Ohio                                       3
         Tennessee                                  2
         Texas                                      9
         Utah                                       1
                                               ------
         TOTAL PROPERTIES:                         42
                                               ======

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the seven Checkers Properties are owned by the tenant while the land parcels are owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 2,000 to 11,100 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1997, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes. As of December 31, 1997, the aggregate cost basis of the Properties owned by the Partnership and through tenancy in common arrangements for federal income tax purposes was $38,151,418 and $775,000, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 1997 by Restaurant Chain.

         Restaurant Chain                 Number of Properties

         Arby's                                   1
         Boston Market                            5
         Checkers                                 6
         Denny's                                  9
         Golden Corral                            6
         IHOP                                     1
         Jack in the Box                          5
         KFC                                      1
         Long John Silver's                       6
         Shoney's                                 1
         Wendy's                                  1
                                             ------
         TOTAL PROPERTIES                        42
                                             ======


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


         Leases. The Partnership leases the Properties to operators of selected national and regional fast-food restaurant chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance. Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease. The terms of the leases of the Properties owned by the Partnership are described in Item 1. Business - Leases.

         At December 31, 1997, 1996, 1995, and 1994, all of the Properties were leased. The following is a schedule of the average annual rent for each of the years ended December 31:


                                                         For the Year Ended December 31:
                                   1997            1996              1995               1994          1993 (2)
                              -------------      -----------     -----------        ----------     ----------
    Rental Revenues (1)        $4,392,092        $4,357,033       $2,698,956          $130,720        -
    Properties                         42                43               41                22        -
    Average Rent per Unit        $104,574          $101,326          $65,828            $5,942        -

(1) Rental revenues include the Partnership's share of rental revenues from the property owned through a tenancy in common arrangement. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.


(2) The date for 1993 represents the period September 2, 1993 (date of inception) through December 31, 1993.

         The following is a schedule of lease expirations for leases in place as of December 31, 1997 for each of the ten years beginning with 1998 and thereafter.

                                                                                            Percentage of
                                            Number              Annual Rental                Gross Annual
        Expiration Year                 of Leases                  Revenues                 Rental Income
              1998                              -                           -                           -
              1999                              -                           -                           -
              2000                              -                           -                           -
              2001                              -                           -                           -
              2002                              -                           -                           -
              2003                              -                           -                           -
              2004                              -                           -                           -
              2005                              -                           -                           -
              2006                              -                           -                           -
              2007                              -                           -                           -
              Thereafter                       42                   4,345,910                     100.00%
                                          -------             ---------------               -------------
              Totals                           42                   4,345,910                     100.00%
                                          =======             ===============               =============


      Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1997 (see Item 1. Business Major Tenants), are substantially the same as those described in Item 1.
Business - Leases.

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




 Competition


      The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

      At the time the Partnership elects to dispose of its Properties, other than as a result of the exercise of tenant options to purchase Properties, the Partnership will be in competition with other persons and entities to locate purchasers for its Properties.

                                     PART II

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


      The Partnership was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1997, the Partnership owned 42 Properties, either directly or indirectly through a tenancy in common arrangement.

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


      None of the Properties owned by the Partnership or through the tenancy in common arrangement in which the Partnership owns an interest, is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds but will not encumber any of the Properties in connection with any such borrowing. The Partnership will not borrow for the purpose of returning capital to the Limited Partners. The Partnership will not borrow under arrangements that would make the Limited Partners liable to creditors of the Partnership. The General Partners further have represented that they will use their reasonable efforts to structure any borrowing so that it will not constitute "acquisition indebtedness" for federal income tax purposes and also will limit the Partnership's outstanding indebtedness to three percent of the aggregate adjusted tax basis of its Properties. In addition, the Partnership will not borrow unless it first obtains an opinion of counsel that such borrowing will not constitute acquisition indebtedness. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.


      Currently, cash reserves , rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1997, the Partnership had $1,673,869 invested in such short-term investments as compared to $1,546,203 at December 31, 1996. As of December 31, 1997, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately three percent annually. The funds remaining at December 31, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

Short-Term Liquidity

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.


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


      The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to the Limited Partners of $3,600,000, $3,543,751 and $2,437,832 for the years ended December 31, 1997, 1996 and 1995, respectively. This represents distributions of $0.80, $0.79 and $0.61 per Unit for the years ended December 31, 1997, 1996 and 1995, respectively. The General Partners anticipate that the Partnership will declare a special distribution to the Limited Partners during the quarter ending March 31, 1998, representing cumulative excess operating reserves. No amounts distributed to the Limited Partners for the years ended December 31, 1997, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the
Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to Limited Partners on a quarterly basis.


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


Long-Term Liquidity

      The Partnership has no long-term debt or other long-term liquidity requirements.


Results of Operations

      The Partnership owned and leased 41 wholly owned Properties during 1995, 43 wholly owned Properties (including one Property in Appleton, Wisconsin, which was sold in April 1996) during 1996, and 42 wholly owned Properties (including one Property in Oviedo, Florida, which was sold in March 1997) during 1997. In addition, during 1997 and 1996, the Partnership owned and leased one Property with an affiliate, as tenants-in-common. As of December 31, 1997, the Partnership owned, either directly or through a joint venture arrangement, 42 Properties which are subject to long-term, triple-net leases that provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $21,600 to $220,600. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For a further description of the Partnership's leases and Properties, see Item 1. Business Leases and Item 2. Properties, respectively.

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


      As a result of the sale of the Property in Oviedo, Florida, as described above in "Capital Resources," the Partnership recognized a gain of $41,148 for financial reporting purposes, for the year ended December 31, 1997. As a result of the sale of the Property in Appleton, Wisconsin, as described in "Capital Resources," the Partnership recognized a gain for financial reporting purposes of $124,305 for the year ended December 31, 1996. No Properties were sold during 1995.

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

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of July, 1999.

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


Signature                               Title                                   Date
/s/ Robert A. Bourne                President, Treasurer and Director        July 29, 1999
--------------------------          (Principal Financial and Accounting
Robert A. Bourne                    Officer)


/s/ James M. Seneff, Jr.            Chief Executive Oficer and Director      July 29, 1999
--------------------------          (Principal Executive Officer)
James M. Seneff, Jr.


