Form 10-Q
period 1999-06-30
CNL INCOME FUND XVI LTD
filed 1999-08-12
CIK 913058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 1999
   --------------------------------------------------------------------------

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

                  Condensed Statements of Cash Flows

                  Notes to Condensed Financial Statements

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk

Part II

   Other Information

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             June 30,              December 31,
                                                                               1999                    1998
                                                                         ------------------     -------------------
                             ASSETS

Land and buildings on operating leases, less
    accumulated depreciation and allowance for
    loss on building                                                          $ 30,635,221            $ 30,215,549
Net investment in direct financing leases                                        4,560,540               5,361,848
Investment in joint ventures                                                     1,657,442               1,504,465
Cash and cash equivalents                                                        1,233,857               1,603,589
Receivables, less allowance for doubtful accounts
    of $112,153 and $89,822, respectively                                           88,638                  63,214
Prepaid expenses                                                                    17,282                  13,745
Lease costs, less accumulated amortization
    of $333 in 1999                                                                 11,476                      --
Organization costs, less accumulated amortization
    of $10,000 and $8,550, respectively                                                  --                   1,450
Accrued rental income                                                            1,593,617               1,424,781
                                                                         ------------------     -------------------

                                                                              $ 39,798,073            $ 40,188,641
                                                                         ==================     ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                $   85,275              $    1,816
Accrued construction costs payable                                                  15,000                      --
Accrued and escrowed real estate taxes payable                                      17,515                   7,163
Distributions payable                                                              900,000                 900,000
Due to related party                                                                30,120                  26,476
Rents paid in advance and deposits                                                  46,771                  61,262
                                                                         ------------------     -------------------
    Total liabilities                                                            1,094,681                 996,717

Commitments and Contingencies (Note 4)

Partners' capital                                                               38,703,392              39,191,924
                                                                         ------------------     -------------------

                                                                              $ 39,798,073            $ 40,188,641
                                                                         ==================     ===================



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                              Quarter Ended                     Six Months Ended
                                                                June 30,                            June 30,
                                                          1999             1998              1999              1998
                                                      -------------    -------------     --------------     -------------
Revenues:
    Rental income from operating leases                  $ 806,415        $ 883,229        $ 1,604,784      $ 1,771,324
    Adjustments to accrued rental income                        --         (119,072 )               --         (119,072  )
    Earned income from direct financing
       leases                                              134,016          160,329            267,561          335,376
    Interest and other income                               11,239           19,743             31,192           34,504
                                                      -------------    -------------     --------------     -------------
                                                           951,670          944,229          1,903,537        2,022,132
                                                      -------------    -------------     --------------     -------------

Expenses:
    General operating and administrative                    30,838           41,002             78,457           74,023
    Professional services                                   17,733            8,511             27,060           17,951
    Management fees to related party                         9,112            9,853             18,113           19,816
    Real estate taxes                                       12,867              839             30,020              839
    State and other taxes                                    1,191               89             24,356           19,391
    Depreciation and amortization                          148,233          128,081            293,087          268,997
    Transaction costs                                       83,052               --            116,210               --
                                                      -------------    -------------     --------------     -------------
                                                           303,026          188,375            587,303          401,017
                                                      -------------    -------------     --------------     -------------

Income Before Equity in Earnings of
    Joint Ventures and Provision for
    Loss on Building                                       648,644          755,854          1,316,234        1,621,115

Equity in Earnings of Joint Ventures                        41,906           33,522             79,712           64,956

Provision for Loss on Building                             (84,478 )             --            (84,478 )             --
                                                      -------------    -------------     --------------     -------------

Net Income                                               $ 606,072        $ 789,376        $ 1,311,468      $ 1,686,071
                                                      =============    =============     ==============     =============

Allocation of Net Income:
    General partners                                     $   6,628        $   7,894          $  13,682        $  16,861
    Limited partners                                       599,444          781,482          1,297,786        1,669,210
                                                      -------------    -------------     --------------     -------------

                                                         $ 606,072        $ 789,376        $ 1,311,468      $ 1,686,071
                                                      =============    =============     ==============     =============

Net Income Per Limited Partner Unit                       $   0.13         $   0.17          $    0.29        $    0.37
                                                      =============    =============     ==============     =============

Weighted Average Number of Limited  Partner
Units Outstanding                                        4,500,000        4,500,000          4,500,000        4,500,000
                                                      =============    =============     ==============     =============


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                     Six Months Ended               Year Ended
                                                                         June 30,                  December 31,
                                                                           1999                        1998
                                                                 -------------------------    -----------------------

General partners:
    Beginning balance                                                      $  131,300                   $   99,615
    Net income                                                                 13,682                       31,685
                                                                     -----------------           ------------------
                                                                              144,982                      131,300
                                                                     -----------------           ------------------

Limited partners:
    Beginning balance                                                      39,060,624                   39,805,311
    Net income                                                              1,297,786                    2,945,313
    Distributions ($0.40 and $0.82 per
       limited partner unit, respectively)                                 (1,800,000 )                 (3,690,000 )
                                                                     -----------------           ------------------
                                                                           38,558,410                   39,060,624
                                                                     -----------------           ------------------

Total partners' capital                                                   $38,703,392                  $39,191,924
                                                                     =================           ==================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                 1999                1998
                                                                            ----------------    ----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                   $ 1,600,589         $ 1,922,221
                                                                            ----------------    ----------------

    Cash Flows from Investing Activities:
       Reimbursement of construction costs
          from developer                                                                 --             161,204
       Investment in direct financing leases                                             --             (31,504 )
       Investment in joint ventures                                                (158,512 )          (607,896 )
       Decrease in restricted cash                                                       --             610,384
       Payment of lease costs                                                       (11,809 )                --
                                                                            ----------------    ----------------
          Net cash provided by (used in) investing
              activities                                                           (170,321 )           132,188
                                                                            ----------------    ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (1,800,000 )        (1,890,000 )
                                                                            ----------------    ----------------
          Net cash used in financing activities                                  (1,800,000 )        (1,890,000 )
                                                                            ----------------    ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                               (369,732 )           164,409

Cash and Cash Equivalents at Beginning of Period                                  1,603,589           1,673,869
                                                                            ----------------    ----------------

Cash and Cash Equivalents at End of Period                                      $ 1,233,857         $ 1,838,278
                                                                            ================    ================

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Land and building under operating lease exchanged
          for land and building under operating lease                               $    --          $  779,181
                                                                            ================    ================

       Land and building under direct financing lease
          exchanged for land and building under direct
          financing lease                                                           $    --          $  761,334
                                                                            ================    ================

       Construction costs incurred and unpaid at end
          of period                                                               $  15,000             $    --
                                                                            ================    ================

       Distributions declared and unpaid at end of
          period                                                                 $  900,000          $  900,000
                                                                            ================    ================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                                                             June 30,              December 31,
                                                                               1999                    1998
                                                                         ------------------      ------------------
                  Land                                                        $ 15,378,217            $ 15,378,217
                  Buildings                                                     17,826,235              17,045,781
                                                                         ------------------      ------------------
                                                                                33,204,452              32,423,998
                  Less accumulated depreciation                                 (2,233,496 )            (1,942,192 )
                                                                         ------------------      ------------------
                                                                                30,970,956              30,481,806
                  Construction in progress                                          15,000                       --
                                                                         ------------------      ------------------
                                                                                30,985,956              30,481,806
                  Less allowance for loss on building                             (350,735 )              (266,257 )
                                                                         ------------------      ------------------

                                                                              $ 30,635,221            $ 30,215,549
                                                                         ==================      ==================


                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


2.       Land and Buildings on Operating Leases - Continued:

         During the six months ended June 30, 1999, the Partnership recorded a provision for loss on building of $84,478 relating to the Boston Market property in Lawrence, Kansas. The tenant of this property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The allowance represents the difference between the carrying value of the property at June 30, 1999 and the estimated net realizable value for the property.

3.       Investment in Direct Financing Leases:

         During the six months ended June 30, 1999, the tenant of the Shoney's property in Las Vegas, Nevada terminated its lease due to financial difficulties. As a result, the Partnership reclassified the asset from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying amount. No loss on termination of direct financing leases was recorded for financial reporting purposes.

4.       Commitments and Contingencies:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,160,474 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $20.00 per APF Share, the price paid by APF investors (after an adjustment for a one for two reverse stock split effective June 3, 1999) in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


4.       Commitments and Contingencies - Continued:

         valued on a going concern basis (meaning the Partnership continues unchanged) at $42,519,005 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

         In February 1999, the Partnership entered into a new lease for the property in Las Vegas, Nevada, with a new tenant to operate the property as a Big Boy restaurant. In connection with the agreement, the Partnership has agreed to pay up to $150,000 in renovation costs, $15,000 of which had been incurred and accrued as construction in process as of June 30, 1999. The renovations are expected to be completed in August 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1999, the Partnership owned 44 Properties, which included interests in one Property owned through a joint venture arrangement in which the Partnership is a co-venturer and two Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1999 and 1998, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,600,589 and $1,922,221 for the six months ended June 30, 1999 and 1998, respectively. The decrease in cash from operations for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 1999.

         In August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the general partners, to construct, own and lease one restaurant Property. As of June 30, 1999, the Partnership had contributed approximately $293,000, of which approximately $158,500 was contributed during the six months ended June 30, 1999, to purchase land and pay for construction costs relating to the joint venture. As of June 30, 1999, the Partnership owned an approximate 32 percent interest in the profits and losses of the joint venture.

         Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts in commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1999, the Partnership had $1,233,857 invested in such short-term investments, as compared to $1,603,589 at December 31, 1998. Cash and cash equivalents decreased during the six months ended June 30, 1999, primarily as a result of the Partnership funding additional amounts to Columbus Joint Venture to pay for construction costs relating to the joint venture. The funds remaining at June 30, 1999, after payment of distributions and other liabilities, will be used to pay renovation costs for the Las Vegas Property described below and to meet the Partnership's working capital and other needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the six months ended June 30, 1998, accumulated excess operating reserves, the Partnership declared distributions to limited partners of $1,800,000 and $1,890,000 for the six months ended June 30, 1999 and 1998, respectively
($900,000 for each of the quarters ended June 30, 1999 and 1998). This represents distributions of $0.40 and $0.42 per unit for the six months ended June 30, 1999 and 1998, respectively ($0.20 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 1999 and 1998. No amounts distributed to the limited partners for the six months ended June 30, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,094,681 at June 30, 1999, from $996,717 at December 31, 1998.
The increase in liabilities at June 30, 1999 was partially a result of the Partnership accruing transaction costs relating to the proposed merger with CNL American Properties Fund, Inc. ("APF"), as described below. In addition, the increase in liabilities at June 30, 1999 was partially a result of the Partnership accruing construction costs payable of $15,000 at June 30, 1999 as described below. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         In February 1999, the Partnership entered into a new lease for the Property located in Las Vegas, Nevada, with a new tenant to operate the Property as a Big Boy restaurant. In connection with the agreement, the Partnership has agreed to fund up to $150,000 in conversion costs associated with this Property, $15,000 of which had been incurred and accrued as of June 30, 1999. The renovations are expected to be completed in August 1999.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 1998, the Partnership owned and leased 43 wholly owned Properties (which included two Properties in Madison and Chattanooga, Tennessee that were exchanged for two Properties in Lawrence, Kansas and Indianapolis, Indiana), and during the six months ended June 30, 1999, the Partnership owned and leased 41 wholly owned Properties, to operators of fast-food and family-style restaurant chains. During the six months ended June 30, 1999 and 1998, the Partnership earned $1,872,345 and $1,987,628, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $940,431 and $924,486 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. Rental and earned income decreased approximately $115,300 during the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, as a result of the fact that in 1998 three tenants filed for bankruptcy and rejected the leases relating to four of the seven Properties leased by these tenants. As a result, these tenants ceased making rental payments on the four rejected leases. The Partnership has continued receiving rental payments relating to the three leases not rejected by the tenants. In March 1999, the Partnership entered into a new lease with a new tenant for one of the vacant Properties for which rental payments commenced in April 1999. The general partners are currently seeking either new tenants or purchasers for the three remaining rejected and vacant Properties. The Partnership will not recognize any rental and earned income from these vacant Properties until new tenants for these Properties are located or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. While the tenants have not rejected or affirmed the remaining three leases, there can be no assurance that some or all of these leases will not be rejected in the future. The lost revenues resulting from the three rejected and vacant Properties and the possible rejection of the three remaining leases could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Properties in a timely manner.

         The decrease in rental and earned income during the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, is also attributable to the fact that in July 1998, the tenant of the Shoney's Property in Las Vegas, Nevada vacated the Property and ceased making rental payments on this Property. As a result, during the quarter and six months ended June 30, 1998, the Partnership wrote off approximately $77,300 of accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) relating to this Property. The write-off of accrued rental income was partially offset by the fact that the Partnership recorded approximately $28,200 and $62,700 in rental and earned income during the quarter and six months ended June 30, 1998, respectively, prior to the tenant vacating the Property. No rental and earned income was recognized during the quarter and six months ended June 30, 1999 relating to this Property. During the six months ended June 30, 1999, the Partnership established an allowance for doubtful accounts of approximately $20,700 for rental and earned income amounts due from this tenant because collection of such amounts is questionable. The general partners are pursuing collection of past due amounts from the former tenant and will recognize such amounts as income if collected. In February 1999, the Partnership entered into a new lease with a new tenant for this Property for which rental payments are expected to commence during the third quarter of 1999.

         During the six months ended June 30, 1999 and 1998, the Partnership owned and leased two Properties with affiliates of the general partners as tenants-in-common and during the six months ended June 30, 1999, the Partnership owned and leased one additional Property indirectly through a joint venture arrangement. In connection therewith, during the six months ended June 30, 1999 and 1998, the Partnership earned $79,712 and $64,956, respectively, $41,906 and $33,522 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. The increase in net income earned by joint ventures during the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 1998, was primarily attributable to the fact that in August 1998, the Partnership invested in Columbus Joint Venture with affiliates of the general partners.

         Operating expenses, including depreciation and amortization expense, were $587,303 and $401,017 for the six months ended June 30, 1999 and 1998, respectively, $303,026 and $188,375 of which were incurred during the quarters ended June 30, 1999 and 1998, respectively. The increase in operating expenses during the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 1998, was partially due to the fact that the Partnership incurred $83,052 and $116,210, respectively, in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described below. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         In addition, the increase in operating expenses during the quarter and six months ended June 30, 1999, is partially due to the fact that the Partnership incurred certain expenses, such as real estate taxes, insurance, and maintenance relating to a Shoney's Property, two Boston Market Properties and two Long John Silver's Properties which became vacant during 1998, or during the six months ended June 30, 1999 due to financial difficulties or bankruptcies, as described above. In addition, the increase in operating expenses was partially attributable to an increase in depreciation expense due to the fact that during 1998, the Partnership reclassified these leases from net investment in direct financing leases to land and buildings on operating leases as a result of the lease terminations. The Partnership entered into new leases with new tenants for the Shoney's Property in Las Vegas, Nevada and the Long John Silver's Property in Celina, Ohio in February and March 1999, respectively. The new tenants are responsible for real estate taxes, insurance, and maintenance relating to these two Properties; therefore, the general partners do not anticipate that the Partnership will incur these expenses for these two Properties in the future. However, the Partnership will continue to incur certain expenses, such as real estate taxes, insurance, and maintenance related to the three remaining vacant Properties until new tenants for these Properties are located or until the Properties are sold. The Partnership is currently seeking new tenants or buyers for these Properties. In addition, the Partnership will incur certain expenses such as real estate taxes, insurance, and maintenance relating to one or more of the three Properties still leased by Long John Silver's, Inc., Finest Foodservice, L.L.C., and Boston Chicken, Inc., if one or more of the leases are rejected.

         At June 30, 1999, the Partnership recorded a provision for loss on building in the amount of $84,478 for financial reporting purposes relating to a Boston Market Property in Lawrence, Kansas the lease for which was rejected by the tenant, as described above. The tenant of this property filed for bankruptcy and ceased payments of rents under the terms of its lease agreement. The allowance represents the difference between the carrying value of the Property at June 30, 1999 and the estimated net realizable value for the Property.

Proposed Merger

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,160,474 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $20.00 per APF Share, the price paid by APF investors (after an adjustment for a one for two reverse stock split effective June 3, 1999) in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $42,519,005 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1.
Legal Proceedings.

Year 2000 Readiness Disclosure

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. As of June 30, 1999 the Partnership did not have any information or non-information technology systems. The general partners and certain of the affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 team, for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from certain of the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

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

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect that all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

         The general partners and their affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates will have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

         Based upon the progress the general partners and their affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, we have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings.

            On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

            On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

Item 2.     Changes in Securities.       Inapplicable.

Item 3.     Default upon Senior Securities.   Inapplicable.

Item 4.     Submission of Matters to a Vote of Security Holders.   Inapplicable.

Item 5.     Other Information.        Inapplicable.

Item 6.     Exhibits and Reports on Form 8-K.

     (a)      Exhibits

                     2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of Amendment No. 1 to the Registration Statement of APF on Form S-4, File No. 74329.)

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

                     27         Financial Data Schedule (Filed herewith.)

     (b)      Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of August, 1999.


                       CNL INCOME FUND XVI, LTD.

                               By:      CNL REALTY CORPORATION
                                        General Partner


                                         By:   /s/ James M. Seneff, Jr.
                                               ------------------------------
                                               JAMES M. SENEFF, JR.
                                               Chief Executive Officer
                                               (Principal Executive Officer)


                                         By:   /s/ Robert A. Bourne
                                               ------------------------------
                                               ROBERT A. BOURNE
                                               President and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)