Form 10-K405/A
period 1998-12-31
CNL INCOME FUND XVI LTD
filed 1999-11-10
CIK 913058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended         December 31, 1998
                                     ----------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to____________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes      X      No
                                         ---------      ---------

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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

     The Form 10-K of CNL Income Fund XVI, Ltd. (the "Partnership") for the year ended December 31, 1998 is being amended to revise the disclosure under Item 1. Business, Item 2. Properties, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7A. Quantitative and Qualitative Disclosures about Market Risk (incorporated by reference into Item 7.) and Item 8. Financial Statements and Supplementary Data.

     In addition, the Form 10-K of the Partnership is being amended to include, in Item 14(d), summarized financial information of one of its tenants, DenAmerica Corp., as a result of the fact that this tenant leased more than 20 percent of the Partnership's total assets for the year ended December 31, 1998.

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

     The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $39,600,000 and were used to acquire 43 Properties, including seven Properties consisting of land only. During the year ended December 31, 1996, the Partnership sold a Property in Appleton, Wisconsin, and used the net sales proceeds to acquire a Boston Market Property located in Fayetteville, North Carolina, with an affiliate of the General Partners as tenants-in-common.
During the year ended December 31, 1997, the Partnership sold a Property in Oviedo, Florida, and during 1998 the Partnership reinvested the net sales proceeds from the sale of this Property in a Property in Memphis, Tennessee, as tenants-in-common, with affiliates of the General Partners. In addition, during 1998, the Partnership received a reimbursement from the developer of the Property in Farmington, New Mexico upon final reconciliation of total construction costs. In August 1998, the Partnership used these proceeds to enter into a joint venture arrangement, Columbus Joint Venture, with affiliates of the General Partners, to construct and hold one restaurant Property. As a result of the above transactions, as of December 31, 1998, the Partnership owned 44 Properties. The 44 Properties include six Properties consisting of land only, interests in one Property owned through a joint venture in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common. The lessee of the six Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. In general, the Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

     Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

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

     In July 1998, the tenant of the Shoney's Property in Las Vegas, Nevada, ceased restaurant operations and vacated the Property. In February 1999, the Partnership entered into a lease with a new operator for this Property. The lease terms of the new lease are substantially the same as the Partnership's other leases, as described above.

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

Joint Venture and Tenancy in Common Arrangements

     In October 1996, the Partnership entered into an agreement to hold a Boston Market Property as tenants-in-common, with CNL Income Fund XVII, Ltd., an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property and net cash flow from the Property, in proportion to each co-tenant's percentage interest. The Partnership owns an 80.44% interest in this Property.

     In addition, in January 1998, the Partnership entered into an agreement to hold an IHOP Property in Memphis, Tennessee, as tenants-in-common, with CNL Income Fund II, Ltd. and CNL Income Fund VI, Ltd., affiliates of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property and net cash flow from the Property, in proportion to each co-tenant's percentage interest. The Partnership owns a 40.42% interest in this Property.

     Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida. The tenancy in common agreement restricts each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining co-tenant.

     In addition, in August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with CNL Income Fund XII, Ltd. and CNL Income Fund XVIII, Ltd., affiliates of the General Partners, to construct and hold one Property. The joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated in the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture. When funding is complete, the Partnership expects to have an approximate 32 percent interest in the profits and losses of this joint venture. Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida.

     The use of joint venture and tenancy in common arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of joint venture and tenancy in common arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties. In addition, tenancy in common arrangements may allow the Partnership to defer the gain for federal income tax purposes upon the sale of the property if the proceeds are reinvested in an additional property.

Certain Management Services

     CNL Fund Advisors, Inc., an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, CNL Fund Advisors, Inc. is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing in-formation to the Partnership about the status of the leases and the Properties. CNL Fund Advisors, Inc. also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay CNL Fund Advisors, Inc. an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

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

Item 2.  Properties

     As of December 31, 1998, the Partnership owned 44 Properties. Of the 44 Properties, 41 are owned by the Partnership in fee simple, one is owned through joint venture arrangement and two are owned through a tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses. This schedule was filed with the Partnership's Form 10-K for the year ended December 31, 1998.

Description of Properties

     Land. The Partnership's Property sites range from approximately 16,600 to 104,800 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with the Partnership's Form 10-K for the year ended December 31, 1998.

           State                                      Number of Properties
           -----                                      --------------------

           Arizona                                              1
           California                                           2
           Colorado                                             1
           Washington D.C.                                      1
           Florida                                              5
           Georgia                                              1
           Idaho                                                1
           Indiana                                              2
           Kansas                                               2
           Minnesota                                            2
           Missouri                                             4
           North Carolina                                       3
           New Mexico                                           3
           Nevada                                               1
           Ohio                                                 4
           Tennessee                                            1
           Texas                                                9
           Utah                                                 1

           State                                      Number of Properties
           -----                                      --------------------

                                                            ------
           TOTAL PROPERTIES:                                   44
                                                            ======

     Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the six Checkers Properties are owned by the tenant while the land parcels are owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 2,000 to 11,100 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1998, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes. As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $37,887,606 and $3,344,166, respectively.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by Restaurant Chain.

           Restaurant Chain                           Number of Properties
           ----------------                           --------------------

           Arby's                                               2
           Boston Market                                        5
           Checkers                                             6
           Denny's                                              9
           Golden Corral                                        6
           IHOP                                                 2
           Jack in the Box                                      5
           KFC                                                  1
           Long John Silver's                                   6
           Shoney's                                             1
           Wendy's                                              1
                                                            ------
           TOTAL PROPERTIES:                                   44
                                                            ------

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

     At December 31, 1998, 1997, 1996, 1995 and 1994, the properties were 89%,
100%, 100%, 100%, and 100% occupied, respectively. The following is a schedule of the average annual rent for each of the five years ended December 31:

                                             For the Year Ended December 31:
                              1998          1997          1996          1995         1994
                          -----------   -----------    ----------   -----------    --------

Rental Revenues (1)        $4,059,988    $4,392,092    $4,357,033    $2,698,956    $130,720
Properties                         44            42            43            41          22
Average Rent per Unit      $   92,272    $  104,574    $  101,326    $   65,828    $  5,942

(1) Rental income includes the Partnership's share of rental income from the Property owned through joint venture arrangements and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

     The following is a schedule of lease expirations for leases in place as of December 31, 1998 for each of the ten years beginning with 1999 and thereafter.

                                                                  Percentage of
                                     Number      Annual Rental    Gross Annual
        Expiration Year             of Leases      Revenues       Rental Income
       -----------------           -----------  ---------------  ---------------

           1999                           --              --                --
           2000                           --              --                --
           2001                           --              --                --
           2002                           --              --                --
           2003                           --              --                --
           2004                           --              --                --
           2005                           --              --                --
           2006                           --              --                --
           2007                           --              --                --
           2008                           --              --                --
           Thereafter                     39       3,906,423            100.00%
                                       ------   -------------    --------------
           Totals (1)                     39       3,906,423            100.00%
                                       ======   =============    ==============

(1)  Excludes five Properties which were vacant at December 31, 1998.


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

                                 PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains.
The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1998, the Partnership owned 44 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

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

     In March 1997, the Partnership sold its Property in Oviedo, Florida, for $620,000 and received net sales proceeds of $610,384, resulting in a gain of $41,148 for financial reporting purposes. This Property was originally acquired by the Partnership in November 1994 and had a cost of approximately $509,700, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $100,700 in excess of its original purchase price. In January 1998, the Partnership reinvested the net sales proceeds in an IHOP Property in Memphis, Tennessee, as tenants-in-common with affiliates of the General Partners. In connection therewith, the Partnership and its affiliates entered into an agreement whereby each co-tenant will share in the profits and losses of the Property in proportion to each co-venturer's interest. The Partnership owns a 40.42% interest in the Property.

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

     None of the Properties owned by the Partnership, or the joint venture or tenancy in common arrangements in which the Partnership owns an interest, is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds but will not encumber any of the Properties in connection with any such borrowing. The Partnership will not borrow for the purpose of returning capital to the Limited Partners. The Partnership will not borrow under arrangements that would make the Limited Partners liable to creditors of the Partnership. The General Partners further have represented that they will use their reasonable efforts to structure any borrowing so that it will not constitute "acquisition indebtedness" for federal income tax purposes and also will limit the Partnership's outstanding indebtedness to three percent of the aggregate adjusted tax basis of its Properties. In addition, the Partnership will not borrow unless it first obtains an opinion of counsel that such borrowing will not constitute acquisition indebtedness. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

     Currently, cash reserves, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1998, the Partnership had $1,603,589 invested in such short-term investments as compared to $1,673,869 at December 31, 1997. As of December 31, 1998, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately three percent annually. The funds remaining at December 31, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

     The increase in operating expenses during 1998 is partially offset by a decrease in depreciation expense as a result of the reimbursement of construction costs from the developer relating to the Property in Farmington, New Mexico, which reduced the depreciable basis of land and building on operating leases during 1998, as described above in "Capital Resources."

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

     As a result of the sale of the Property in Oviedo, Florida, as described above in "Capital Resources," the Partnership recognized a gain of $41,148 for financial reporting purposes for the year ended December 31, 1997. As a result of the sale of the Property in Appleton, Wisconsin, as described in "Capital Resources," the Partnership recognized a gain for financial reporting purposes of $124,305 for the year ended December 31, 1996. No Properties were sold during 1998.

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

Proposed Merger

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 4,320,947 APF Shares. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $42,519,005 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the Limited Partners that is expected to be held in the fourth quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Year 2000 Readiness Disclosure

Overview of Year 2000 Problem

     The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Information and Non-Information Technology Systems

     The Partnership does not have any information or non-information technology systems. The General Partners and their affiliates provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the General Partners' affiliates consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates have no internally generated programmed software coding to correct, because substantially all of the software utilized by the affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's restaurant properties is the responsibility of the tenants of such properties in accordance with the terms of the Partnership's leases.

The Y2K Team

     In early 1998, the General Partners and their affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the year 2000 problem. The Y2K Team consists of the General Partners and members from their affiliates, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management.

Assessing Year 2000 Readiness

     The Y2K Team's initial step in assessing year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

     The information system of the General Partners' affiliates is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team has contacted and is evaluating documentation from the respective vendors and manufacturers to verify the year 2000 compliance of their products. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates.

     In addition, the Y2K Team has requested and is evaluating documentation from other companies with which the Partnership has material third party relationships. Such third parties, in addition to the providers of information and non-information technology systems, consist of the Partnership's transfer agent and financial institutions. The Partnership depends on its transfer agent to maintain and track investor information and its financial institutions for availability of cash.

     As of September 15, 1999, the Y2K Team had received responses from approximately 60% of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the General Partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

     In addition, the Y2K Team has requested documentation from the Partnership's tenants. The Y2K Team is in the process of evaluating the responses and expects to complete this process by October 31, 1999. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

     The Y2K Team has identified and completed upgrades of the hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the General Partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

     The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners do not expect that the Partnership will incur any costs in connection with year 2000 remedial measures.

Assessing the Risks to the Partnership of Non-Compliance and Developing Contingency Plans

Risk of Failure of Information and Non-Information Technology Systems Used by the Partnership

     The General Partners believe that the reasonably likely worst case scenario with regard to the information and non-information technology systems used by the Partnership is the failure of one or more of these systems as a result of year 2000 problems. Because the Partnership's major source of income is rental payments under long-term triple-net leases, any failure of information or non-information technology systems used by the Partnership is not expected to have a material impact on the results of operations of the Partnership. Even if such systems failed, the payment of rent under the Partnership's leases would not be affected. In addition, the Y2K Team is expected to correct any Y2K problems within the control of the General Partners and their affiliates before the year 2000.

     The Y2K Team has determined that a contingency plan to address this risk is not necessary at this time. However, if the Y2K Team identifies additional risks associated with the year 2000 compliance of the information or non-information technology systems used by the Partnership, the Y2K Team will develop a contingency plan if deemed necessary at that time.

Risk of Inability of Transfer Agent to Accurately Maintain Partnership Records

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's transfer agent is that the transfer agent will fail to achieve year 2000 compliance of its systems and will not be able to accurately maintain the records of the Partnership. This could result in the inability of the Partnership to accurately identify its Limited Partners for purposes of distributions, delivery of disclosure materials and transfer of units. The Y2K Team has received certification from the Partnership's transfer agent of its year 2000 compliance. Despite the positive response from the transfer agent, the General Partners cannot be assured that the transfer agent has addressed all possible year 2000 issues.

     The Y2K Team has developed a contingency plan pursuant to which the General Partners and their affiliates would maintain the records of the Partnership manually, in the event that the systems of the transfer agent are not year 2000 compliant. The General Partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The General Partners do not anticipate that the additional cost of these resources would have a material impact on the results of operations of the Partnership.

Risk of Loss of Short-Term Liquidity from Failure of Financial Institutions to Achieve Year 2000 Compliance

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's financial institutions is that some or all of its funds on deposit with such financial institutions may be temporarily unavailable. The Y2K Team has received responses from 93% of the Partnership's financial institutions indicating that their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. Despite the positive responses from the financial institutions, the General Partners cannot be assured that the financial institutions have addressed all possible year 2000 issues. The loss of short-term liquidity could affect the Partnership's ability to pay its expenses on a current basis. The General Partners do not anticipate that a loss of short-term liquidity would have a material impact on the results of operations of the Partnership.

     Based upon the responses received from the Partnership's financial institutions and the inability of the Y2K Team to identify a suitable alternative for the deposit of funds that is not subject to potential year 2000 problems, the Y2K Team has determined not to develop a contingency plan to address this risk.

Risks of Late Payment or Non-Payment of Rent by Tenants

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's tenants is that some of the tenants may make rental payments late as the result of the failure of the tenants to achieve year 2000 compliance of their systems used in the payment of rent, the failure of the tenant's financial institutions to achieve year 2000 compliance, or the temporary disruption of the tenants' businesses. The Y2K Team is in the process of requesting responses from the Partnership's tenants indicating the extent to which their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. The General Partners cannot be assured that the tenants have addressed all possible year 2000 issues. The late payment of rent by one or more tenants would affect the results of operations of the Partnership in the short-term.

     The General Partners are also aware of predictions that the year 2000 problem, if uncorrected, may result in a global economic crisis. The General Partners are not able to determine if such predictions are true. A widespread disruption of the economy could affect the ability of the Partnership's tenants to pay rent and, accordingly, could have a material impact on the results of operations of the Partnership.

     Because payment of rent is under the control of the Partnership's tenants, the Y2K Team is not able to develop a contingency plan to address these risks. In the event of late payment or non-payment of rent, the General Partners will assess the remedies available to the Partnership under its lease agreements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 8.   Financial Statements and Supplementary Data

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------





                                                            Page
                                                            ----

Report of Independent Accountants                             15

Financial Statements:

   Balance Sheets                                             16

   Statements of Income                                       17

   Statements of Partners' Capital                            18

   Statements of Cash Flows                                   19

   Notes to Financial Statements                              22

Additional Financial Information regarding Golden Corral      38

                       Report of Independent Accountants
                       ---------------------------------



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



/s/ PricewaterhouseCoopers LLP


Orlando, Florida
January 26, 1999, except for Note 11 for which the date is March 11, 1999

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------


                                                                 December 31,
                                                            1998             1997
                                                        ------------      -----------

                       ASSETS
                       ------

Land and buildings on operating leases, less
   accumulated depreciation and allowance
   for loss on building                                  $30,215,549      $30,658,994
Net investment in direct financing leases                  5,361,848        5,968,812
Investment in joint ventures                               1,504,465          771,684
Cash and cash equivalents                                  1,603,589        1,673,869
Restricted cash                                                   --          627,899
Receivables, less allowance for doubtful
   accounts of $89,822 and $879                               63,214           31,946
Prepaid expenses                                              13,745            9,293
Organization costs, less accumulated
   amortization of $8,550 and $6,550                           1,450            3,450
Accrued rental income                                      1,424,781        1,192,373
                                                        ------------      -----------

                                                         $40,188,641      $40,938,320
                                                        ============      ===========


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Acquisition and construction costs payable               $        --      $    53,278
Accounts payable                                               1,816            2,707
Accrued and escrowed real estate taxes
   payable                                                     7,163            4,353
Distributions payable                                        900,000          900,000
Due to related parties                                        26,476            3,351
Rents paid in advance and deposits                            61,262           69,705
                                                        ------------      -----------
       Total liabilities                                     996,717        1,033,394

Partners' capital                                         39,191,924       39,904,926
                                                        ------------      -----------

                                                         $40,188,641      $40,938,320
                                                        ============      ===========


                See accompanying notes to financial statements.

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------

                                                                Year Ended December 31,
                                                         1998             1997            1996
                                                  --------------       ----------      ----------

Revenues:
 Rental income from operating leases                  $3,446,902       $3,562,920      $3,571,244
 Adjustments to accrued rental income                   (184,368)              --              --
 Earned income from direct financing leases              601,587          703,149         726,314
 Contingent rental income                                 35,860           35,604          37,600
 Interest income                                          60,199           73,634          75,160
 Other income                                              1,574            7,180           8,232
                                                  --------------       ----------      ----------
                                                       3,961,754        4,382,487       4,418,550
                                                  --------------       ----------      ----------
Expenses:
 General operating and administrative                    158,519          186,934         183,734
 Professional services                                    40,471           25,352          26,569
 Management fees to related parties                       38,570           40,087          39,206
 Real estate taxes                                         9,060               --              --
 State and other taxes                                    19,398           20,559          12,369
 Loss on termination of direct financing lease             4,471               --              --
 Depreciation and amortization                           555,360          563,883         552,447
 Transaction costs                                        24,652               --              --
                                                  --------------       ----------      ----------
                                                         850,501          836,815         814,325
                                                  --------------       ----------      ----------
Income Before Equity in Earnings of Joint
 Ventures, Gain on Sale of Land and
 Buildings, and Provision for Loss on Building         3,111,253        3,545,672       3,604,225

Equity in Earnings of Joint Ventures                     132,002           73,507          19,668

Gain on Sale of Land and Buildings                            --           41,148         124,305

Provision for Loss on Building                          (266,257)              --              --
                                                  --------------       ----------      ----------

Net Income                                            $2,976,998       $3,660,327      $3,748,198
                                                  ==============       ==========      ==========

Allocation of Net Income:
 General partners                                     $   31,685       $   36,192      $   36,239
 Limited partners                                      2,945,313        3,624,135       3,711,959
                                                  --------------       ----------      ----------
                                                      $2,976,998       $3,660,327      $3,748,198
                                                  ==============       ==========      ==========

Net Income Per Limited Partner Unit                        $0.65            $0.81           $0.82
                                                  ==============       ==========      ==========

Weighted Average Number of
 Limited Partner Units Outstanding                     4,500,000        4,500,000       4,500,000
                                                  ==============       ==========      ==========

                See accompanying notes to financial statements.

                                                         CNL INCOME FUND XVI, LTD.
                                                      (A Florida Limited Partnership)

                                                       STATEMENTS OF PARTNERS' CAPITAL
                                                       -------------------------------
                                                Years Ended December 31, 1998, 1997, and 1996

                                    General Partners                                    Limited Partners
                             ------------------------------  -------------------------------------------------------------------
                                               Accumulated                                         Accumulated      Syndication
                              Contributions     Earnings      Contributions    Distributions         Earnings          Costs
                             ---------------  -------------  ---------------  --------------      --------------  -------------

 Balance, December 31, 1995  $        1,000   $     26,184   $   45,000,000   $   (2,589,266)     $   2,592,234   $  (5,390,000)

Distributions to limited
 partners ($0.79 per
 limited partner unit)                   --             --               --       (3,543,751)                --              --
Net income                               --         36,239               --               --          3,711,959              --
                             ---------------  -------------  ---------------  --------------      --------------  -------------

 Balance, December 31, 1996           1,000         62,423       45,000,000       (6,133,017)         6,304,193      (5,390,000)

Distributions to limited
 partners ($0.80 per
 limited partner unit)                   --             --               --       (3,600,000)                --              --
Net income                               --         36,192               --               --          3,624,135              --
                             ---------------  -------------  ---------------  --------------      --------------  -------------

 Balance, December 31, 1997           1,000         98,615       45,000,000       (9,733,017)         9,928,328      (5,390,000)

Distributions to limited
 partners ($0.82 per
 limited partner unit)                   --             --               --       (3,690,000)                --              --
Net income                               --         31,685               --               --          2,945,313              --
                             ---------------  -------------  ---------------  --------------      --------------  -------------

 Balance, December 31, 1998  $        1,000   $    130,300   $   45,000,000   $  (13,423,017)     $  12,873,641   $  (5,390,000)
                             ===============  =============  ===============  ==============      ==============  =============



                                Total
                            ------------

 Balance, December 31, 1995   $39,640,152

Distributions to limited
 partners ($0.79 per
 limited partner unit)        (3,543,751)
Net income                     3,748,198
                            ------------

 Balance, December 31, 1996   39,844,599

Distributions to limited
 partners ($0.80 per
 limited partner unit)        (3,600,000)
Net income                     3,660,327
                            ------------

 Balance, December 31, 1997    39,904,926

Distributions to limited
 partners ($0.82 per
 limited partner unit)        (3,690,000)
Net income                     2,976,998
                            ------------

 Balance, December 31, 1998 $ 39,191,924
                            ============

                See accompanying notes to financial statements.

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------


                                                                     Year Ended December 31,
                                                            1998             1997               1996
                                                          --------         --------           --------

Increase (Decrease) in Cash and Cash Equivalents:
     Cash Flows from Operating Activities:
      Cash received from tenants                       $ 3,675,430       $ 3,881,005       $ 4,007,432
      Distributions from joint venture                     143,279            76,212            20,279
      Cash paid for expenses                              (273,929)         (231,712)         (349,145)
      Interest received                                     78,914            54,919            75,160
                                                       -----------       -----------       -----------
       Net cash provided by operating activities         3,623,694         3,780,424         3,753,726
                                                       -----------       -----------       -----------

   Cash Flows from Investing Activities:
     Proceeds from sale of land and buildings                   --           610,384           775,000
     Reimbursement of construction costs from
       developer                                           161,648                --                --
     Additions to land and buildings on
       operating leases                                     (3,545)          (23,501)       (2,355,627)
     Investment in direct financing leases                 (28,403)          (29,257)         (405,937)
     Investment in joint ventures                         (744,058)               --          (775,000)
     Decrease (increase) in restricted cash                610,384          (610,384)               --
                                                       -----------       -----------       -----------
       Net cash used in investing activities                (3,974)          (52,758)       (2,761,564)
                                                       -----------       -----------       -----------

   Cash Flows from Financing Activities:
     Reimbursement of acquisition costs paid by
       related parties on behalf of the Partnership             --                --            (2,494)
     Distributions to limited partners                  (3,690,000)       (3,600,000)       (3,431,251)
                                                       -----------       -----------       -----------
         Net cash used in financing activities          (3,690,000)       (3,600,000)       (3,433,745)
                                                       -----------       -----------       -----------

Net Increase (Decrease) in Cash and Cash                   (70,280)          127,666        (2,441,583)
 Equivalents

Cash and Cash Equivalents at Beginning of Year           1,673,869         1,546,203         3,987,786
                                                       -----------       -----------       -----------

Cash and Cash Equivalents at End of Year               $ 1,603,589       $ 1,673,869       $ 1,546,203
                                                       ===========       ===========       ===========



                See accompanying notes to financial statements.

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------


                                                               Year Ended December 31,

                                                        1998              1997              1996
                                                    -----------       -----------       -----------
Reconciliation of Net Income to Net Cash
 Provided by Operating Activities:

   Net income                                        $2,976,998        $3,660,327        $3,748,198
                                                    -----------       -----------       -----------
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
       Loss on termination of direct
         financing lease                                  4,471                --                --
       Depreciation                                     553,360           561,883           550,447
       Amortization                                       2,000             2,000             2,000
       Equity in earnings of joint ventures,
         net of distributions                            11,277             2,705               611
       Gain on sale of land and buildings                    --           (41,148)         (124,305)
       Provision for loss on building                   266,257                --                --
       Decrease (increase) in receivables               (13,753)           26,633            58,396
       Decrease in net investment in direct
         financing leases                                43,343            37,684            29,269
       Increase in prepaid expenses                      (4,452)             (119)           (8,514)
       Increase in accrued rental income               (232,408)         (444,650)         (468,201)
       Increase in accounts payable and
         accrued expenses                                 1,919             1,455               517
       Increase (decrease) in due to related
         parties, excluding reimbursement
         of acquisition costs paid on behalf
         of the Partnership                              23,125             1,059           (76,259)
       Increase (decrease) in rents paid in
         advance and deposits                            (8,443)          (27,405)           41,567
                                                    -----------       -----------       -----------
          Total adjustments                             646,696           120,097             5,528
                                                    -----------       -----------       -----------

Net Cash Provided by Operating Activities           $ 3,623,694       $ 3,780,424       $ 3,753,726
                                                    ===========       ===========       ===========



                See accompanying notes to financial statements.

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------


                                                            Year Ended December 31,
                                                      1998            1997           1996
                                                   ----------      ----------     ----------
Supplemental Schedule of Non-Cash Investing
 and Financing Activities:


   Related parties paid certain acquisition
     costs on behalf of the Partnership as
     follows:                                       $     --        $      --      $   9,356
                                                   ==========      ==========     ==========


   Land and building under operating lease
     exchanged for land and building under
     operating lease                                $ 779,181       $      --      $      --
                                                   ==========      ==========     ==========

   Land and building under direct financing
     lease exchanged for land and building
     under direct financing lease                   $ 761,334       $      --      $      --
                                                   ==========      ==========     ==========

   Distributions declared and unpaid at
     December 31                                    $ 900,000       $ 900,000      $ 900,000
                                                   ==========      ==========     ==========



                See accompanying notes to financial statements.

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies:
     -------------------------------

     Organization and Nature of Business - CNL Income Fund XVI, Ltd. (the
     -----------------------------------
     "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains.

     The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

     Real Estate and Lease Accounting - The Partnership records the acquisition
     --------------------------------
     of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

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

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

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

     Investment in Joint Ventures - The Partnership's investments in Columbus
     ----------------------------
     Joint Venture and the properties in Corpus Christi, Texas and Memphis, Tennessee, each of which is held as tenants-in-common with affiliates, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

     Cash and Cash Equivalents - The Partnership considers all highly liquid
     -------------------------
     investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

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

     Organization Costs - Organization costs are being amortized over five years
     ------------------
     using the straight-line method.

     Income Taxes - Under Section 701 of the Internal Revenue Code, all income,
     ------------
     expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

     Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

     Use of Estimates - The general partners of the Partnership have made a
     ----------------
     number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


2.   Leases:
     ------

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

3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:

                                                   1998              1997
                                             -------------      -------------

           Land                               $ 15,378,217       $ 15,259,455
           Buildings                            17,045,781         16,836,982
                                             -------------      -------------
                                                32,423,998         32,096,437

           Less accumulated depreciation        (1,942,192)        (1,437,443)
                                             -------------      -------------
                                                30,481,806         30,658,994
           Less allowance for loss on
             building                             (266,257)                --
                                             -------------      -------------

                                              $ 30,215,549       $ 30,658,994
                                             =============      =============

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

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

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

              1999                                       $ 2,903,108
              2000                                         3,029,386
              2001                                         3,085,219
              2002                                         3,102,234
              2003                                         3,110,316
              Thereafter                                  31,971,152
                                                      --------------

                                                         $47,201,415
                                                      ==============

     Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.   Net Investment in Direct Financing Leases:
     -----------------------------------------

     The following lists the components of the net investment in direct financing leases at December 31:

                                                    1998             1997
                                               -------------    -------------

          Minimum lease payments
           receivable                           $ 11,674,487     $ 13,526,299
          Estimated residual values                1,710,925        1,932,560
          Less unearned income                    (8,023,564)      (9,490,047)
                                               -------------    -------------
          Net investment in direct
           financing leases                     $  5,361,848     $  5,968,812
                                               =============    =============

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


4.   Net Investment in Direct Financing Leases - Continued:
     -----------------------------------------------------

     The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1998:

            1999                                         $   684,769
            2000                                             692,689
            2001                                             695,755
            2002                                             701,765
            2003                                             706,248
            Thereafter                                     8,193,261
                                                       -------------

                                                         $11,674,487
                                                       =============

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

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


5.   Investment in Joint Ventures:
     ----------------------------

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

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


5.   Investment in Joint Ventures - Continued:
     ----------------------------------------

     Columbus Joint Venture and the Partnership and affiliates, as tenants-in-common in two separate tenancy-in-common arrangements, each own and lease one property to operators of national fast-food and family-style restaurants. The following presents the combined, condensed financial information for the joint venture and the properties held as tenants-in-common with affiliates at December 31:

                                                            1998         1997
                                                     --------------------------
         Land and buildings on operating
          lease, less accumulated
          depreciation                                  $3,274,577    $941,142
         Cash                                                4,825       8,190
         Prepaid expenses                                      197          29
         Accrued rental income                              56,105      20,171
         Liabilities                                       477,951       8,163
         Partners' capital                               2,857,753     961,369
         Revenues                                          284,333     112,744
         Net income                                        235,485      91,575

     The Partnership recognized income totalling $132,002, $73,507, and $19,668 for the years ended December 31, 1998, 1997, and 1996, respectively, from this joint venture and the properties held as tenants-in-common with an affiliates.

6.   Restricted Cash:
     ---------------

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

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


7.   Allocations and Distributions:
     -----------------------------

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

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


8.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                    1998              1997              1996
                                                            ---------------       -----------       -----------

Net income for financial reporting purposes                      $2,976,998        $3,660,327        $3,748,198

Depreciation for tax reporting purposes less
 than (in excess of) depreciation for
 financial reporting purposes                                           809             3,576            (1,943)

Allowance for loss on building                                      266,257                --                --

Direct financing leases recorded as operating
 leases for tax reporting purposes                                   43,343            37,684            29,269

Loss on termination of direct financing leases                        4,471                --                --

Equity in earnings of joint ventures for
 financial reporting purposes in excess of
 equity in earnings of joint ventures for tax
 reporting purposes                                                 (11,217)             (477)           (1,330)

Gain on sale of land and buildings for
 financial reporting purposes less than (in
 excess of) gain for tax reporting purposes                              --            23,764          (124,305)

Allowance for doubtful accounts                                      88,943            (8,996)            6,913

Accrued rental income                                              (232,408)         (444,650)         (468,201)

Rents paid in advance                                                (8,443)          (27,405)           47,221

Capitalization of transaction costs for tax
 reporting purposes                                                  24,652                --                --

Other                                                                   212                --             4,008
                                                            ---------------       -----------       -----------

Net income for federal income tax purposes                       $3,153,617        $3,243,823        $3,239,830
                                                            ===============       ===========       ===========

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


9.   Related Party Transactions:
     ---------------------------

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

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


9.   Related Party Transactions - Continued:
     --------------------------------------

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

10.  Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental income from the joint venture and the properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                                            1998          1997          1996
                                        ------------  ------------  ------------

           DenAmerica Corp.              $1,164,160    $1,046,845    $1,051,328
           Golden Corral Corporation        971,344       979,009       954,476
           Foodmaker, Inc.                  558,466       556,610       556,610

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

10.  Concentration of Credit Risk - Continued:
     ----------------------------------------

     In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental income from the joint venture and the properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                                            1998          1997          1996
                                       -------------  ------------  ------------

          Denny's                        $1,164,160    $1,164,928    $1,163,621
          Golden Corral Family
           Steakhouse Restaurants           971,344       979,009       954,476
          Jack in the Box                   558,466       556,610       556,610
          Boston Market                     467,043       329,300       260,756

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

11.  Subsequent Event:
     ----------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 4,320,947 shares of its common stock, par value $0.01 per shares (the "APF Shares").

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


11.  Subsequent Event - Continued:
     ----------------------------

     In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $42,519,005 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting.
     If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

            Additional Financial Information regarding Golden Corral

     The attached combined statements of revenues and direct operating expenses and combined statements of cash flows (the "Golden Corral Restaurant Property Financial Statements") were prepared from financial information derived from the audited financials of Golden Corral Corporation, the lessee of six restaurant properties of the Partnership ("Golden Corral"). The Golden Corral Restaurant Property Financial Statements depict the operating results and cash flows of the individual properties owned by the Partnership and not the operations of Golden Corral. Golden Corral is able to consolidate the cash generated from the Partnership's restaurant properties with the cash generated from other properties not owned by the Partnership. As a result, cash generated from the Partnership's restaurant properties may be used by Golden Corral to pay its obligations with respect to other properties in its portfolio and for normal working capital purposes. THEREFORE, THE CASH GENERATED FROM THE GOLDEN CORRAL RESTAURANT PROPERTIES OWNED BY THE PARTNERSHIP IS NOT NECESSARILY INDICATIVE OF GOLDEN CORRAL'S ABILITY TO PAY ITS LEASE OBLIGATIONS WITH RESPECT TO SUCH PROPERTIES.

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Board of Directors and Stockholders
Golden Corral Corporation and Subsidiaries
Raleigh, North Carolina


We have audited the accompanying combined statements of revenues and direct operating expenses and cash flows of the Six Golden Corral restaurants included in CNL Income Fund XVI, Ltd. ("Six Golden Corral Restaurants") for the years ended December 30, 1998 and December 31, 1997. These statements are the responsibility of Golden Corral Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1, the accompanying financial statements were prepared solely to comply with the rules and regulations of the Securities and Exchange
Commission for inclusion in the Form    10-K/A of CNL Income Fund XVI, Ltd. and
are not intended to be a complete presentation of the results of operations and cash flows of the Six Golden Corral Restaurants.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined revenues and direct operating expenses and cash flows of the Six Golden Corral Restaurants for the years ended December 30, 1998 and December 31, 1997, in conformity with generally accepted accounting principles.


Raleigh, North Carolina                                KPMG LLP
November 5, 1999

SIX GOLDEN CORRAL RESTAURANTS

Combined Statements of Revenues and Direct Operating Expenses
For The Years Ended December 30, 1998 and December 31, 1997
------------------------------------------------------------------------------

                                                      1998            1997
                                                 --------------  --------------

Revenues
 Net restaurant sales                              $10,767,301     $10,569,637
 Royalty income                                         85,834          82,257
                                                   -----------     -----------
                                                    10,853,135      10,651,894
                                                   -----------     -----------

Direct Operating Expenses
 Cost of sales                                       4,468,210       4,099,962
 Labor and labor expense                             2,998,193       2,779,430
 Manager controllables                               1,403,006       1,240,048
 Non-controllables                                   2,526,418       2,532,565
 Bonus expense                                         152,846         168,792
                                                   -----------     -----------
                                                    11,548,673      10,820,797
                                                   -----------     -----------
Net Loss                                           $  (695,538)    $  (168,903)
                                                   ===========     ===========



See accompanying notes to financial statements.
------------------------------------------------------------------------------

SIX GOLDEN CORRAL RESTAURANTS

Combined Statements of Cash Flows
For The Years Ended December 30, 1998 and December 31, 1997
------------------------------------------------------------------------------

                                                       1998            1997
                                                   -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                           $  (695,538)    $  (168,903)
(Decrease) Increase In Cash Due To Changes In
   Receivables                                          (5,285)         (2,152)
   Inventories                                         (36,977)         (9,273)
   Other current assets                                   (261)          7,691
   Accounts payable                                     13,578          79,481
   Accrued liabilities                                 (11,198)         (6,153)
                                                   -----------     -----------
                                                      (735,681)        (99,309)
                                                   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in amounts due to Golden Corral            643,129         201,939
    Corporation                                    -----------     -----------
                                                       643,129         201,939
                                                   -----------     -----------
NET (DECREASE) INCREASE IN CASH                        (92,552)        102,630

CASH, BEGINNING                                        225,730         123,100
                                                   -----------     -----------

CASH, ENDING                                       $   133,178     $   225,730
                                                   ===========     ===========



See accompanying notes to financial statements.
------------------------------------------------------------------------------

SIX GOLDEN CORRAL RESTAURANTS

Notes to Combined Statements of Revenues and Direct Operating Expenses and Cash Flows
December 30, 1998 and December 31, 1997
------------------------------------------------------------------------------

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

   The Six Golden Corral Restaurants are parties to leasing arrangements for land and building leases with CNL Income Fund XVI, Ltd. The Restaurants are located in Farmington, New Mexico, Rosenburg, Texas, Fort Collins, Colorado, Independence, Missouri and Baytown, Texas, as well as one affiliated franchised unit in Hickory, North Carolina. These restaurants are either operated by Golden Corral Corporation or a franchisee of Golden Corral Corporation and subsidiaries. The accompanying combined financial statements present the revenues and direct operating costs and the related cash flows of the Six Golden Corral Restaurants.

   The combined financial statements have been prepared to comply with the rules and regulations of the Securities and Exchange Commission for the inclusion in the Form 10-K/A of CNL Income Fund XVI, Ltd. and are not intended to be a complete presentation of the financial position, results of operations and cash flows as if the Six Golden Corral Restaurants had operated as a stand-alone company. The Six Golden Corral Restaurants were not operated as a stand-alone business within Golden Corral Corporation and the presentation does not include certain indirect expenses of the Six Golden Corral Restaurants which were incurred by Golden Corral Corporation. Therefore, the accompanying combined financial statements are not representative of the complete financial position, results of operations or cash flows of the Six Golden Corral Restaurants for the periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Use of Estimates - The combined statements of the Six Golden Corral
   ----------------
   Restaurants are presented on the accrual basis in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period, and of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

   Fiscal Year - The Restaurants use a thirteen four-week period, fifty-
   -----------
   two/fifty-three week fiscal year with the year ending on the Wednesday closest to December 31. The years ended December 30, 1998 and December 31, 1997, included fifty-two weeks.

   Inventories - Inventories are valued at the lower of first-in, first-out cost
   -----------
   or market.

   Income Taxes - Income taxes have not been provided in the financial
   ------------
   statements as the Six Golden Corral Restaurants are part of Golden Corral Corporation and Subsidiaries and income taxes were not allocated to the individual restaurant level.

   Royalties - Earnings from royalty fees accrue based on a percentage of the
   ---------
   franchisee's net sales.

   Non-controllables - Non-controllables consist of expenses for land and
   -----------------
   building rent, equipment rent,
    advertising, general liability insurance, property taxes and licenses, and administrative services paid by the restaurant.

3.  LEASE ARRANGEMENTS

    CNL Income Fund XVI, Ltd. and the Six Golden Corral Restaurants are parties to various leasing arrangements for restaurant facilities. Leases for restaurant facilities are for terms of 15 years with cancellation provisions and purchase or substitution provisions on certain leases and generally provide for minimum rentals plus a percentage of sales in excess of stated amounts. The Six Golden Corral Restaurants are obligated for the cost of property taxes, insurance and maintenance.

    Lease Obligations - Minimum rental payments due under leases having terms in
    -----------------
    excess of one year at December 30, 1998 are as follows:

       1999                                    $   933,000
       2000                                        933,000
       2001                                        933,000
       2002                                        933,000
       2003                                        933,000
       Later years                               5,858,000
                                               -----------
       Total minimum lease commitments         $10,523,000
                                               ===========

    Expense - Rent expense for restaurant facilities is included in non-
    -------
    controllables and is summarized below:

                                                 1998       1997
                                              ---------  ---------
       Minimum rentals on operating leases     $762,000   $772,000
       Contingent rentals                        42,000     30,000
                                               --------   --------
                                               $804,000   $802,000
                                               ========   ========

    Subleases - The affiliated franchised unit in Hickory, North Carolina is
    ---------
    subleased under a lease cancelable with twenty days notice on payment of a cancellation fee equal to twelve months' rent and the franchisee pays rent directly to the landlord.

4.  RELATED PARTY TRANSACTIONS

    The following summarizes transactions with related parties:

                                                    1998      1997
                                                 ---------  --------
Amounts paid to Golden Corral Corporation and Subsidiaries for:

Administrative services, included in              $538,877  $528,800
   non-controllables                              ========  ========

Equipment rent, included in non-controllables     $635,923  $629,845
                                                  ========  ========

Workers' compensation insurance, included         $177,721  $139,796
   in labor and labor expenses                    ========  ========

General liability insurance, included in          $129,636  $150,695
   non-controllables                              ========  ========

Advertising, included in non-controllables        $157,306  $153,564
                                                  ========  ========

Royalty income received from affiliated           $ 85,834  $ 82,257
 franchisee                                       ========  ========

   Excess cash generated by the Six Golden Corral Restaurants is transferred to Golden Corral Corporation. Cash shortfalls by the Six Golden Corral Restaurants are funded by Golden Corral Corporation.

5. SUBSEQUENT EVENTS

   In August, 1999, the operating restaurants in Independence, Missouri and Fort Collins, Colorado were franchised. Subleases were signed with the two franchisees of the properties.

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

          27   Financial Data Schedule

(b) The Registrant filed no reports on Form 8-K during the period October 1, 1998 through December 31, 1998.

(c)  Not applicable.

(d)  Other Financial Information.

      (i) The following summarized financial information is filed as part of this report as a result of the fact that one of the Partnership's tenants, DenAmerica Corp., leased more than 20 percent of the Partnership's total assets for the year ended December 31, 1998. The summarized financial information presented for DenAmerica Corp. and Subsidiaries as of December 31, 1998 and 1997 and the years ended December 31, 1998, 1997, and 1996, was obtained from the Form 10-K filed by DenAmerica Corp. and Subsidiaries with the Securities and Exchange Commission for the year ended December 31, 1998.

     (ii) The Partnership has also filed herewith other financial information as part of this report in Part III, Item 8 because a tenant of the Partnership, Golden Corral Corporation, leased more than 20 percent of the Partnership's total assets for the year ended December 31, 1998. The financial information filed is for the six Golden Corral restaurant properties leased by Golden Corral and includes the following: Independent Auditors' Report of KPMG LLP, the Combined Statements of Revenues and Direct Operating Expenses, the Combined Statements of Cash Flows and the Notes to Combined Statements of Revenues and Direct Operating Expenses and Cash Flows.

                       DenAmerica Corp. and Subsidiaries
                            Selected Financial Data
                                 (in Thousands)

Consolidated Balance Sheet Data:
-------------------------------

                                                       December 31,
                                             1998                       1997
                                         ------------               ------------
Current Assets                              $ 13,416                   $ 41,967
Noncurrent Assets                            121,091                    128,297
Current Liabilities                           58,254                     78,384
Noncurrent Liabilities                        79,587                     90,632

Consolidated Statements of Operations Data:
------------------------------------------

                                                                         Year Ended December 31,
                                                                   1998            1997            1996
                                                                ----------      ----------      ----------
Gross revenues                                                   $255,956        $300,579        $241,480
Costs and expenses (including income tax expense/benefit)         261,984         321,556         239,865
                                                                ---------       ---------       ---------

Income (Loss) before extraordinary item                            (6,028)        (20,977)          1,615

Extraordinary gain (loss) - Net of tax benefit of $331 and
 tax provision of $914                                              1,371              --            (497)
                                                                ---------       ---------       ---------

Net income (loss)                                                  (4,657)        (20,977)          1,118

Preferred stock dividend and accretion                                 --              --            (149)
                                                                ---------       ---------       ---------

Net income (loss) applicable to common shareholders              $ (4,657)       $(20,977)       $    969
                                                                =========       =========       =========

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of October, 1999.

                                 CNL INCOME FUND XVI, LTD.

                                 By: CNL REALTY CORPORATION
                                     General Partner

                                     /s/ Robert A. Bourne
                                     -----------------------------
                                     ROBERT A. BOURNE, President


                                 By: ROBERT A. BOURNE
                                     General Partner

                                     /s/ Robert A. Bourne
                                     -----------------------------
                                     ROBERT A. BOURNE


                                 By: JAMES M. SENEFF, JR.
                                     General Partner

                                     /s/ James M. Seneff, Jr.
                                     -----------------------------
                                     JAMES M. SENEFF, JR.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                           Title                            Date
               ---------                           -----                            ----
/s/ Robert A. Bourne                    President, Treasurer and               October 28, 1999
------------------------------------    Director (Principal Financial
Robert A. Bourne                        and Accounting Officer)


/s/ James M. Seneff, Jr.                Chief Executive Officer and            October 28, 1999
------------------------------------    Director (Principal Executive
James M. Seneff, Jr.                    Officer)