Form 10-Q
period 1999-09-30
CNL INCOME FUND XVI LTD
filed 1999-11-12
CIK 913058

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                September 30, 1999
                              --------------------------------------------------

                                       OR

( )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _______________________ to ______________________


                             Commission file number
                                     0-26218
                     ---------------------------------------


                            CNL Income Fund XVI, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                        59-3198891
-------------------------------------------      -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
-------------------------------------------      -------------------------------
   (Address of principal executive offices)               (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
                                                 -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

                                    CONTENTS


Part I                                                                     Page
                                                                           ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                 1

                  Condensed Statements of Income                           2

                  Condensed Statements of Partners' Capital                3

                  Condensed Statements of Cash Flows                       4

                  Notes to Condensed Financial Statements                  5-8

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      9-17

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                              17

Part II

   Other Information                                                       18-20

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             September 30,            December 31,
                                                                                 1999                    1998
                                                                           ----------------         ---------------
                   ASSETS
                   ------

Land and buildings on operating leases, less
    accumulated depreciation and allowance for
    loss on building                                                          $ 30,622,621            $ 30,215,549
Net investment in direct financing leases                                        4,550,482               5,361,848
Investment in joint ventures                                                     1,654,043               1,504,465
Cash and cash equivalents                                                        1,212,106               1,603,589
Receivables, less allowance for doubtful accounts
    of $59,103 and $89,822 in 1999 and 1998,
    respectively                                                                    43,892                  63,214
Prepaid expenses                                                                    11,501                  13,745
Lease costs, less accumulated amortization
    of $732 in 1999                                                                 11,077                      --
Organization costs, less accumulated amortization
    of $10,000 and $8,550 in 1999 and 1998,
    respectively                                                                        --                   1,450
Accrued rental income                                                            1,678,039               1,424,781
                                                                         ------------------     -------------------

                                                                              $ 39,783,761            $ 40,188,641
                                                                         ==================     ===================

          LIABILITIES AND PARTNERS' CAPITAL
          ---------------------------------

Accounts payable                                                              $    128,900            $      1,816
Accrued construction costs payable                                                 150,000                      --
Accrued and escrowed real estate taxes payable                                      31,462                   7,163
Distributions payable                                                              900,000                 900,000
Due to related parties                                                              11,268                  26,476
Rents paid in advance and deposits                                                  48,137                  61,262
                                                                         ------------------     -------------------
    Total liabilities                                                            1,269,767                 996,717

Commitments and Contingencies (Note 6)

Partners' capital                                                               38,513,994              39,191,924
                                                                         ------------------     -------------------

                                                                              $ 39,783,761            $ 40,188,641
                                                                         ==================     ===================

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                              Quarter Ended                    Nine Months Ended
                                                              September 30,                      September 30,
                                                           1999             1998              1999              1998
                                                      -------------    -------------     --------------     -------------
Revenues:
    Rental income from operating leases               $    774,026     $    854,766      $   2,378,810      $  2,626,090
    Adjustments to accrued rental income                        --             (433)                --          (119,505)
    Earned income from direct financing leases             177,275          133,949            444,836           469,325
    Interest and other income                               13,754           10,716             44,946            45,220
                                                      -------------    -------------     --------------     -------------
                                                           965,055          998,998          2,868,592         3,021,130
                                                      -------------    -------------     --------------     -------------

Expenses:
    General operating and administrative                    47,539           47,302            125,996           121,325
    Professional services                                    6,418            8,320             33,478            26,271
    Management fees to related party                         9,200            9,257             27,313            29,073
    Real estate taxes                                       20,028           29,370             50,048            30,209
    State and other taxes                                       --                7             24,356            19,398
    Loss on termination of direct financing lease               --            4,471                 --             4,471
    Depreciation and amortization                          147,999          144,394            441,086           413,391
    Transaction costs                                       62,648               --            178,858                --
                                                      -------------    -------------     --------------     -------------
                                                           293,832          243,121            881,135           644,138
                                                      -------------    -------------     --------------     -------------

Income Before Equity in Earnings of
    Joint Ventures and Provision for Loss on
    Building                                               671,223          755,877          1,987,457         2,376,992

Equity in Earnings of Joint Ventures                        39,379           33,458            119,091            98,414

Provision for Loss on Building                                  --         (204,399)           (84,478)         (204,399)
                                                      -------------    -------------     --------------     -------------

Net Income                                            $    710,602     $    584,936      $   2,022,070      $  2,271,007
                                                      =============    =============     ==============     =============

Allocation of Net Income:
    General partners                                  $      7,106       $    7,327      $      20,788      $     24,188
    Limited partners                                       703,496          577,609          2,001,282         2,246,819
                                                      -------------    -------------     --------------     -------------

                                                      $    710,602     $    584,936      $   2,022,070      $  2,271,007
                                                      =============    =============     ==============     =============

Net Income Per Limited Partner Unit                   $       0.16     $       0.13      $        0.44      $       0.50
                                                      =============    =============     ==============     =============

Weighted Average Number of Limited  Partner
    Units Outstanding                                    4,500,000        4,500,000          4,500,000         4,500,000
                                                      =============    =============     ==============     =============

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                    Nine Months Ended               Year Ended
                                                                      September 30,                December 31,
                                                                          1999                         1998
                                                                    -----------------             ---------------
General partners:
    Beginning balance                                                  $    131,300                 $     99,615
    Net income                                                               20,788                       31,685
                                                                       -------------                ------------
                                                                            152,088                      131,300
                                                                       -------------                ------------

Limited partners:
    Beginning balance                                                    39,060,624                   39,805,311
    Net income                                                            2,001,282                    2,945,313
    Distributions ($0.60 and $0.82 per
       limited partner unit, respectively)                               (2,700,000)                  (3,690,000)
                                                                       ------------                 ------------
                                                                         38,361,906                   39,060,624
                                                                       ------------                 ------------

Total partners' capital                                                $ 38,513,994                 $ 39,191,924
                                                                       ============                 ============

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                 1999                1998
                                                                            --------------      --------------
Increase (Decrease) in Cash and Cash Equivalents


    Net Cash Provided by Operating Activities                               $    2,478,838      $    2,759,611
                                                                            --------------      --------------

    Cash Flows from Investing Activities:
       Reimbursement of construction costs from developer
            of construction costs                                                       --             161,648
       Additions to land and buildings on operating leases                              --              (3,545)
       Investment in direct financing leases                                            --             (28,403)
       Investment in joint ventures                                               (158,512)           (742,404)
       Decrease in restricted cash                                                      --             610,384
       Payment of lease costs                                                      (11,809)                 --
                                                                            --------------      --------------
          Net cash used in investing activities                                   (170,321)             (2,320)
                                                                            --------------      --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                        (2,700,000)         (2,790,000)
                                                                            --------------      --------------
          Net cash used in financing activities                                 (2,700,000)         (2,790,000)
                                                                            --------------      --------------

Net Decrease in Cash and Cash Equivalents                                         (391,483)            (32,709)

Cash and Cash Equivalents at Beginning of Period                                 1,603,589           1,673,869
                                                                            --------------      --------------

Cash and Cash Equivalents at End of Period                                  $    1,212,106      $    1,641,160
                                                                            ==============      ==============

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Land and building under operating lease exchanged
          for land and building under operating lease                       $           --      $      779,181
                                                                            ==============      ==============

       Land and building under direct financing lease
          exchanged for land and building under direct
          financing lease                                                   $           --      $      761,334
                                                                            ==============      ==============

       Construction costs incurred and unpaid at end
          of period                                                         $      150,000      $           --
                                                                            ==============      ==============

       Distributions declared and unpaid at end of
          period                                                            $      900,000      $      900,000
                                                                            ==============      ==============

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


1.   Basis of Presentation:
     ----------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at:

                                                 September 30,    December 31,
                                                     1999             1998
                                                 -------------    ------------

        Land                                     $ 15,378,217     $ 15,378,217
        Buildings                                  17,976,235       17,045,781
                                                 ------------     ------------
                                                   33,354,452       32,423,998
        Less accumulated depreciation              (2,381,096)      (1,942,192)
                                                 ------------     ------------
                                                   30,973,356       30,481,806
        Less allowance for loss on building          (350,735)        (266,257)
                                                 ------------     ------------

                                                 $ 30,622,621     $ 30,215,549
                                                 ============     ============

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


2.   Land and Buildings on Operating Leases - Continued:
     ---------------------------------------------------

     During the nine months ended September 30, 1999, the Partnership recorded a provision for loss on building of $84,478 relating to the Boston Market property in Lawrence, Kansas. The tenant of this property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The allowance represents the difference between the carrying value of the property at September 30, 1999 and the estimated net realizable value for the property.

3.   Investment in Direct Financing Leases:
     --------------------------------------

     During the nine months ended September 30, 1999, the tenant of the Shoney's property in Las Vegas, Nevada terminated its lease due to financial difficulties. As a result, the Partnership reclassified the asset from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying amount. No loss on termination of direct financing lease was recorded for financial reporting purposes.

4.   Receivables:
     ------------

     During the nine months ended September 30, 1999, the Partnership accepted a promissory note from the former tenant of the Shoney's property in Las Vegas, Nevada, in the amount of $52,191 representing past due rental and other amounts, which had been included in receivables and for which the Partnership had established an allowance for doubtful accounts, and real estate taxes previously recorded as an expense by the Partnership. Payments are due in 60 monthly installments of $1,220 including interest at a rate of ten percent per annum, commencing on March 1, 2000, at which time, any accrued and unpaid interest amounts will be capitalized into the principal balance of the note. Due to the uncertainty of collection of the note, the Partnership established an allowance for doubtful accounts. As of September 30, 1999, the balance in the allowance for doubtful accounts relating to this promissory note was $55,670, including accrued interest of $3,479 represented the uncollected amounts under this promissory note.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


5.   Related Party Transactions:
     ---------------------------

     On September 1, 1999, CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, acquired CNL Fund Advisors, Inc. ("CFA"), an affiliate who provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. As a result of this acquisition, CFA became a wholly owned subsidiary of APF; however, the terms of the management agreement between the Partnership and CFA remain unchanged and in effect.

6.   Commitments and Contingencies:
     ------------------------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,160,474 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $42,519,005 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the first quarter of 2000, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


6.   Commitments and Contingencies - Continued:
     ------------------------------------------

     On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II Item 1. Legal Proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CNL Income Fund XVI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1999, the Partnership owned 44 Properties, which included interests in one Property owned through a joint venture arrangement in which the Partnership is a co-venturer and two Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources
-----------------

     The Partnership's primary source of capital for the nine months ended September 30, 1999 and 1998, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,478,838 and $2,759,611 for the nine months ended September 30, 1999 and 1998, respectively. The decrease in cash from operations for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

     Other sources and uses of capital included the following during the nine months ended September 30, 1999.

     During the nine months ended September 30, 1999, the Partnership accepted a promissory note from the former tenant of the Shoney's Property in Las Vegas, Nevada, in the amount of $52,191, representing past due rental and other amounts. The note represents receivables for which the Partnership had established an allowance for doubtful accounts, and real estate taxes previously recorded as an expense by the Partnership. Payments are due in 60 monthly installments of $1,220 including interest at a rate of ten percent per annum, commencing on March 1, 2000, at which time any accrued and unpaid interest amounts will be capitalized into the principal balance of the note. Due to the uncertainty of the collectibility of the note, the Partnership established an allowance for doubtful accounts and is recognizing income as collected. As of September 30, 1999, the balance in the allowance for doubtful accounts relating to this promissory note was $55,670, including accrued interest of $3,479. The Partnership has ceased collection efforts on the remaining past due receivables not converted into the promissory note.

     In August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with CNL Income Fund XII, Ltd. and CNL Income Fund XVIII, Ltd., both Florida limited partnerships, and affiliates of the general partners, to construct, own and lease one restaurant Property. As of September 30, 1999, the Partnership had contributed approximately $293,000, of which approximately $158,500 was contributed during the nine months ended

September 30, 1999, to purchase land and pay for construction costs relating to the joint venture. As of September 30, 1999, the Partnership owned a 32.35% interest in the profits and losses of the joint venture.

     Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts in commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1999, the Partnership had $1,212,106 invested in such short-term investments, as compared to $1,603,589 at December 31, 1998. Cash and cash equivalents decreased during the nine months ended September 30, 1999, primarily as a result of the Partnership funding additional amounts to Columbus Joint Venture to pay for construction costs relating to the joint venture, as described above. The funds remaining at September 30, 1999, will be used to pay distributions, renovation costs for the Las Vegas Property as described below in "Results of Operations", and other liabilities.

Short-Term Liquidity
--------------------

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

     The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the nine months ended September 30, 1998, accumulated excess operating reserves, the Partnership declared distributions to limited partners of $2,700,000 and $2,790,000 for the nine months ended September 30, 1999 and 1998, respectively ($900,000 for each of the quarters ended September 30, 1999 and 1998). This represents distributions of $0.60 and $0.62 per unit for the nine months ended September 30, 1999 and 1998, respectively ($0.20 per unit for each of the quarters ended September 30, 1999 and 1998). No distributions were made to the general partners for the quarters and nine months ended September 30, 1999 and 1998. No amounts distributed to the limited partners for the nine months ended September 30, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

     Total liabilities of the Partnership, including distributions payable, increased to $1,269,767 at September 30, 1999, from $996,717 at December 31, 1998. The increase in liabilities at September 30, 1999, was partially a result of the Partnership accruing construction costs payable of $150,000 at September 30, 1999, as described below. In addition, the increase in liabilities at September 30, 1999 was partially a result of the Partnership accruing transaction costs relating to the proposed merger with CNL American Properties Fund, Inc. ("APF"), as described below. Liabilities at September 30, 1999, to the extent they exceed cash and cash equivalents at September 30, 1999, will be paid from future cash from operations, or in the event the general partners elect to make capital contributions or loans, from future general partner contributions or loans.

Long-Term Liquidity
-------------------

     The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations
---------------------

     During the nine months ended September 30, 1998, the Partnership owned and leased 43 wholly owned Properties (which included two Properties in Madison and Chattanooga, Tennessee that were exchanged for two Properties in Lawrence, Kansas and Indianapolis, Indiana), and during the nine months ended September 30, 1999, the Partnership owned and leased 41 wholly owned Properties, to operators of fast-food and family-style restaurant chains. During the nine months ended September 30, 1999 and 1998, the Partnership earned $2,823,646 and $2,975,910, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $951,301 and $988,282 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. Rental and earned income decreased approximately $175,300 during the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, as a result of the fact that in 1998 three tenants filed for bankruptcy and rejected the leases relating to four of the seven Properties leased by these tenants. As a result, these tenants ceased making rental payments on the four rejected leases. The Partnership has continued receiving rental payments relating to the three leases not rejected by the tenants. In March 1999, the Partnership entered into a new lease with a new tenant for one of the vacant Properties for which rental payments commenced in April 1999, thereby partially offsetting the decrease in rental and earned income. The general partners are currently seeking either new tenants or purchasers for the three remaining rejected and vacant Properties. The Partnership will not recognize any rental and earned income from these vacant Properties until new tenants for these Properties are located or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. In August 1999, Long John Silver's, Inc. assumed and affirmed its one remaining lease, and the Partnership has continued receiving rental payments relating to this lease. The lost revenues resulting from the three rejected and vacant Properties could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Properties in a timely manner.

     The decrease in rental and earned income during the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, is also attributable to the fact that in July 1998, the tenant of the Shoney's Property in Las Vegas, Nevada vacated the Property and ceased making rental payments on this Property. As a result, during the nine months ended September 30, 1998, the Partnership wrote off approximately $77,300 of accrued rental income

(non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) relating to this Property. The write-off of accrued rental income was partially offset by the fact that the Partnership recorded approximately $32,900 and $107,400 in rental and earned income during the quarter and nine months ended September 30, 1998, respectively, prior to the tenant vacating the Property. No rental and earned income was recognized during the quarter and nine months ended September 30, 1999 relating to this Property. During the nine months ended September 30, 1998, the Partnership established an allowance for doubtful accounts of approximately $47,200 for rental and earned income amounts due from this tenant. In February 1999, the Partnership entered into a new lease with a new tenant for this Property for which rental payments commenced in August 1999. In connection with the new lease, the Partnership has agreed to fund up to $150,000 of the construction costs necessary to convert this Property into a new concept.

     During the nine months ended September 30, 1999 and 1998, the Partnership owned and leased one Property indirectly through a joint venture arrangement and two Properties with affiliates of the general partners as tenants-in-common. In connection therewith, during the nine months ended September 30, 1999 and 1998, the Partnership earned $119,091 and $98,414, respectively, $39,379 and $33,458 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. The increase in net income earned by joint ventures during the quarter and nine months ended September 30, 1999, as compared to the quarter and nine months ended September 30, 1998, was primarily attributable to the fact that in August 1998, the Partnership invested in Columbus Joint Venture with affiliates of the general partners, as described in "Capital Resources".

     Operating expenses, including depreciation and amortization expense, were $881,135 and $644,138 for the nine months ended September 30, 1999 and 1998, respectively, $293,832 and $243,121 of which were incurred during the quarters ended September 30, 1999 and 1998, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 1999, as compared to the quarter and nine months ended September 30, 1998, was partially due to the fact that during the quarter and nine months ended September 30, 1999, the Partnership incurred $62,648 and $178,858, respectively, in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with APF, as described below. If the limited partners reject the merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

     In addition, the increase in operating expenses during the nine months ended September 30, 1999, was partially due to the fact that the Partnership incurred certain expenses, such as real estate taxes, insurance, and maintenance relating to a Shoney's Property, two Boston Market Properties and two Long John Silver's Properties which became vacant during 1998, due to financial difficulties or bankruptcies, as described above. The Partnership entered into new leases with new tenants for the Shoney's Property in Las Vegas, Nevada and the Long John Silver's Property in Celina, Ohio in February and March 1999, respectively. The new tenants are responsible for real estate taxes, insurance, and maintenance relating to these two Properties; therefore, the general partners do not anticipate that the Partnership will incur these expenses for these two Properties in the future. However, the Partnership will continue to incur such expenses, related to the three remaining vacant Properties until new tenants for these Properties are located or until the Properties are sold. In addition, the increase in operating expenses was partially attributable to an increase in depreciation expense due to the fact that during 1998, the Partnership reclassified these leases from net investment in direct financing leases to land and buildings on operating leases as a result of the lease terminations.

     Due to the fact that Long John Silver's, Inc. assumed and affirmed its one remaining lease, as described above, Long John Silver's, Inc. will continue to be responsible for real estate taxes, insurance, and maintenance relating to the one Property it currently leases. However, the Partnership will incur such expenses, relating to one or both of the Properties still leased by Finest Foodservice, L.L.C. and Boston Chicken, Inc., if one or both of the leases are rejected.

     At September 30, 1999, the Partnership recorded a provision for loss on building in the amount of $84,478 for financial reporting purposes relating to a Boston Market Property in Lawrence, Kansas, the lease for which was rejected by the tenant, as described above. The allowance represents the difference between the carrying value of the Property at September 30, 1999 and the estimated net realizable value for the Property.

     During the quarter and nine months ended September 30, 1998, the Partnership established an allowance for loss on building of $204,399 for financial reporting purposes relating to the Property in Celina, Ohio, the lease for which was rejected by the tenant, as described above. The allowance represented the difference between the carrying value of the Property at September 30, 1998, and the estimated net realizable value for the Property.

Proposed Merger
---------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,160,474 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $42,519,005 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the first quarter of 2000, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

     On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

Year 2000 Readiness Disclosure
------------------------------

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

Assessing Year 2000 Readiness

     The Y2K Team's initial step in assessing year 2000 readiness consisted of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

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

     As of September 30, 1999, the Y2K Team had received responses from approximately 62 percent of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the general partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

     In addition, the Y2K Team has requested documentation from the Partnership's tenants. As of September 30, 1999, the Y2K Team had received responses from approximately 69 percent of the tenants. All of the responses were in writing. Of the tenant's responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. The general partners cannot be assured that the tenants have adequately considered the impact of the year 2000. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

     The Y2K Team has identified and completed upgrades for its hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings.
        ------------------

        On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A.
                                            ------------------------------------
        Hewitt, Gretchen M. Hewitt Bernard J. Schulte, Edward M. and Margaret
        ---------------------------------------------------------------------
        Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne,
        -----------------------------------------------------------------------
        CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No.
        ---------------------------------------------------------------
        CIO-99-0003561.

        On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of
                          ----------------------------------------------------
        persons similarly situated, v. CNL American Properties Fund, Inc., James
        ------------------------------------------------------------------------
        M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund
        ------------------------------------------------------------------
        Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL
        ------------------------------------------------------------------------
        Financial Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in
        ---------------------------------------------
        the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

        On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds
                                                      -----------------------
        Litigation, Case No. 99-3561. Pursuant to this order, the plaintiffs in
        ----------------------------
        these cases filed a consolidated and amended complaint on November 8, 1999, and the various defendants, including the general partners, have 45 days to respond to that consolidated complaint.

Item 2. Changes in Securities. Inapplicable.
        ----------------------

Item 3. Default upon Senior Securities. Inapplicable.
        -------------------------------

Item 4. Submission of Matters to a Vote of Security Holders. Inapplicable.
        ----------------------------------------------------

Item 5.   Other Information. Inapplicable.
          ------------------

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  Exhibits

               2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 and as amended on June 4, 1999, and as amended October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of Amendment No. 3 to the Registration Statement of APF on Form S-4, File No. 333-74329.)

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

               27      Financial Data Schedule (Filed herewith.)

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     DATED this 10th day of November, 1999.


                                       CNL INCOME FUND XVI, LTD.

                                       By:    CNL REALTY CORPORATION
                                              General Partner


                                              By:     /s/ James M. Seneff, Jr.
                                              ----------------------------------
                                              JAMES M. SENEFF, JR.
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                                              By:     /s/ Robert A. Bourne
                                              ----------------------------------
                                              ROBERT A. BOURNE
                                              President and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)