Form 10-K405/A
period 1998-12-31
CNL INCOME FUND XVI LTD
filed 1999-12-21
CIK 913058

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                  FORM 10-K/A
                                Amendment No. 2

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
                                            -----------------

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

                            450 South Orange Avenue
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes      X      No
                                         ---------      ----------

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

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

     The Form 10-K of CNL Income Fund XVI, Ltd. (the "Partnership") for the year ended December 31, 1998 is being amended to revise the disclosure under Item 1. Business and Item 8. Financial Statements and Supplementary Data.

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

     Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 33 of the Partnership's 44 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

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

Item 8.   Financial Statements and Supplementary Data

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------

                                                            Page
                                                            ----

Report of Independent Accountants                              7

Financial Statements:

   Balance Sheets                                              8

   Statements of Income                                        9

   Statements of Partners' Capital                            10

   Statements of Cash Flows                                   11

   Notes to Financial Statements                              14

Additional Financial Information regarding Golden Corral      29

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



/s/ PricewaterhouseCoopers LLP


Orlando, Florida
January 26, 1999, except for Note 11 for which the date is March 11, 1999

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------

                                                                                          December 31,
                                                                                  1998                     1997
                                                                            ----------------         ----------------
                       ASSETS
                       ------
Land and buildings on operating leases, less
   accumulated depreciation and allowance
   for loss on building                                                          $30,215,549              $30,658,994
Net investment in direct financing leases                                          5,361,848                5,968,812
Investment in joint ventures                                                       1,504,465                  771,684
Cash and cash equivalents                                                          1,603,589                1,673,869
Restricted cash                                                                           --                  627,899
Receivables, less allowance for doubtful
   accounts of $89,822 and $879                                                       63,214                   31,946
Prepaid expenses                                                                      13,745                    9,293
Organization costs, less accumulated
   amortization of $8,550 and $6,550                                                   1,450                    3,450
Accrued rental income                                                              1,424,781                1,192,373
                                                                             ---------------           --------------

                                                                                 $40,188,641              $40,938,320
                                                                             ===============           ==============


        LIABILITIES AND PARTNERS' CAPITAL
        ---------------------------------

Acquisition and construction costs payable                                       $        --              $    53,278
Accounts payable                                                                       1,816                    2,707
Accrued and escrowed real estate taxes
   payable                                                                             7,163                    4,353
Distributions payable                                                                900,000                  900,000
Due to related parties                                                                26,476                    3,351
Rents paid in advance and deposits                                                    61,262                   69,705
                                                                             ---------------           --------------
       Total liabilities                                                             996,717                1,033,394

Partners' capital                                                                 39,191,924               39,904,926
                                                                             ---------------           --------------

                                                                                 $40,188,641              $40,938,320
                                                                             ===============           ==============

                See accompanying notes to financial statements.

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------

                                                                           Year Ended December 31,
                                                             1998                     1997                    1996
                                                     -----------------         ----------------        ----------------
Revenues:
 Rental income from operating leases                        $3,446,902               $3,562,920              $3,571,244
 Adjustments to accrued rental income                         (184,368)                      --                      --
 Earned income from direct financing leases                    601,587                  703,149                 726,314
 Contingent rental income                                       35,860                   35,604                  37,600
 Interest income                                                60,199                   73,634                  75,160
 Other income                                                    1,574                    7,180                   8,232
                                                     -----------------        -----------------       -----------------
                                                             3,961,754                4,382,487               4,418,550
                                                     -----------------         ----------------        ----------------
Expenses:
 General operating and administrative                          158,519                  186,934                 183,734
 Professional services                                          40,471                   25,352                  26,569
 Management fees to related parties                             38,570                   40,087                  39,206
 Real estate taxes                                               9,060                       --                      --
 State and other taxes                                          19,398                   20,559                  12,369
 Loss on termination of direct financing lease                   4,471                       --                      --
 Depreciation and amortization                                 555,360                  563,883                 552,447
 Transaction costs                                              24,652                       --                      --
                                                     -----------------         ----------------        ----------------
                                                               850,501                  836,815                 814,325
                                                     -----------------         ----------------        ----------------
Income Before Equity in Earnings of Joint
 Ventures, Gain on Sale of Land and
 Buildings, and Provision for Loss on Building               3,111,253                3,545,672               3,604,225

Equity in Earnings of Joint Ventures                           132,002                   73,507                  19,668

Gain on Sale of Land and Buildings                                  --                   41,148                 124,305

Provision for Loss on Building                                (266,257)                      --                      --
                                                     -----------------         ----------------        ----------------

Net Income                                                  $2,976,998               $3,660,327              $3,748,198
                                                     =================         ================        ================

Allocation of Net Income:
 General partners                                           $   31,685               $   36,192              $   36,239
 Limited partners                                            2,945,313                3,624,135               3,711,959
                                                     -----------------         ----------------        ----------------
                                                            $2,976,998               $3,660,327              $3,748,198
                                                     =================         ================        ================

Net Income Per Limited Partner Unit                         $     0.65               $     0.81              $     0.82
                                                     =================         ================        ================

Weighted Average Number of
 Limited Partner Units Outstanding                           4,500,000                4,500,000               4,500,000
                                                     =================         ================        ================

                See accompanying notes to financial statements.

                           CNL INCOME FUND XVI, LTD.
                       (A Florida Limited Partnership)

                                       General Partners                        Limited Partners
                             --------------------------- -----------------------------------------------------------
                                               Accumulated                                  Accumulated    Syndication
                               Contributions   Earnings     Contributions  Distributions      Earnings       Costs        Total
                             ---------------  ------------ --------------  ---------------  ------------  ------------  ----------

Balance, December 31, 1995         $1,000       $ 26,184    $45,000,000    $ (2,589,266)     $ 2,592,234   $(5,390,000)  $39,640,152

Distributions to limited
partners ($0.79 per
limited partner unit)                  --             --             --      (3,543,751)             --                  (3,543,751)
Net income                             --         36,239             --              --       3,711,959            --     3,748,198
                             --------------   -----------  -------------   --------------   -----------   -----------   -----------

Balance, December 31, 1996          1,000         62,423     45,000,000      (6,133,017)      6,304,193    (5,390,000)   39,844,599

Distributions to limited
partners ($0.80 per
limited partner unit)                  --             --             --      (3,600,000)             --                 (3,600,000)
Net income                             --         36,192             --              --       3,624,135            --    3,660,327
                             -------------    ----------   ------------    ------------     -----------   -----------   -----------

Balance, December 31, 1997          1,000         98,615     45,000,000      (9,733,017)      9,928,328    (5,390,000)  39,904,926

Distributions to limited
partners ($0.82 per
limited partner unit)                  --             --             --      (3,690,000)             --                 (3,690,000)
Net income                             --         31,685             --            --         2,945,313            --    2,976,998
                             ------------     ----------   ------------    ------------      ----------   -----------   -----------

Balance, December 31, 1998         $1,000       $130,300    $45,000,000    $(13,423,017)    $12,873,641   $(5,390,000) $39,191,924
                             ============     ==========   ============    ============      ==========   ===========   ===========


                See accompanying notes to financial statements.

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                             Year Ended December 31,
                                                            1998                      1997                     1996
                                                      ----------------          ----------------        -----------------
Increase (Decrease) in Cash and Cash Equivalents:

Cash Flows from Operating Activities:
     Cash received from tenants                             $ 3,675,430              $ 3,881,005              $ 4,007,432
     Distributions from joint venture                           143,279                   76,212                   20,279
     Cash paid for expenses                                    (273,929)                (231,712)                (349,145)
     Interest received                                           78,914                   54,919                   75,160
                                                       ----------------         ----------------        -----------------
       Net cash provided by operating activities              3,623,694                3,780,424                3,753,726
                                                       ----------------         ----------------        -----------------

   Cash Flows from Investing Activities:
     Proceeds from sale of land and buildings                        --                  610,384                  775,000
     Reimbursement of construction costs from
       developer                                                161,648                       --                       --
     Additions to land and buildings on
       operating leases                                          (3,545)                 (23,501)              (2,355,627)
     Investment in direct financing leases                      (28,403)                 (29,257)                (405,937)
     Investment in joint ventures                              (744,058)                      --                 (775,000)
     Decrease (increase) in restricted cash                     610,384                 (610,384)                      --
                                                       ----------------         ----------------        -----------------
       Net cash used in investing activities                     (3,974)                 (52,758)              (2,761,564)
                                                       ----------------         ----------------        -----------------

   Cash Flows from Financing Activities:
     Reimbursement of acquisition costs paid by
       related parties on behalf of the Partnership                  --                       --                   (2,494)
     Distributions to limited partners                       (3,690,000)              (3,600,000)              (3,431,251)
                                                       ----------------         ----------------        -----------------
         Net cash used in financing activities               (3,690,000)              (3,600,000)              (3,433,745)
                                                       ----------------         ----------------        -----------------

Net Increase (Decrease) in Cash and Cash                        (70,280)                 127,666               (2,441,583)
 Equivalents

Cash and Cash Equivalents at Beginning of Year                1,673,869                1,546,203                3,987,786
                                                       ----------------         ----------------        -----------------

Cash and Cash Equivalents at End of Year                    $ 1,603,589              $ 1,673,869              $ 1,546,203
                                                       ================         ================        =================



                See accompanying notes to financial statements.

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------


                                                                          Year Ended December 31,
                                                             1998                   1997                  1996
                                                      ---------------        ---------------       ---------------
Reconciliation of Net Income to Net Cash
Provided by Operating Activities:

   Net income                                              $2,976,998             $3,660,327            $3,748,198
                                                      ---------------        ---------------       ---------------
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
       Loss on termination of direct
         financing lease                                        4,471                     --                    --
       Depreciation                                           553,360                561,883               550,447
       Amortization                                             2,000                  2,000                 2,000
       Equity in earnings of joint ventures,
         net of distributions                                  11,277                  2,705                   611
       Gain on sale of land and buildings                          --                (41,148)             (124,305)
       Provision for loss on building                         266,257                     --                    --
       Decrease (increase) in receivables                     (13,753)                26,633                58,396
       Decrease in net investment in direct
         financing leases                                      43,343                 37,684                29,269
       Increase in prepaid expenses                            (4,452)                  (119)               (8,514)
       Increase in accrued rental income                     (232,408)              (444,650)             (468,201)
       Increase in accounts payable and
         accrued expenses                                       1,919                  1,455                   517
       Increase (decrease) in due to related
         parties, excluding reimbursement
         of acquisition costs paid on behalf
         of the Partnership                                    23,125                  1,059               (76,259)
       Increase (decrease) in rents paid in
         advance and deposits                                  (8,443)               (27,405)               41,567
                                                      ---------------       ----------------       ---------------
          Total adjustments                                   646,696                120,097                 5,528
                                                      ---------------        ---------------       ---------------

Net Cash Provided by Operating Activities                  $3,623,694             $3,780,424            $3,753,726
                                                      ===============        ===============       ===============



                See accompanying notes to financial statements.

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------

                                                                              Year Ended December 31,
                                                              1998                     1997                      1996
                                                      ------------------       -------------------      --------------------
Supplemental Schedule of Non-Cash Investing
and Financing Activities:

   Related parties paid certain acquisition
     costs on behalf of the Partnership as
     follows:                                                   $     --                  $     --                  $  9,356
                                                      ==================       ===================      ====================


   Land and building under operating lease
     exchanged for land and building under
     operating lease                                            $779,181                  $     --                  $     --
                                                      ==================       ===================      ====================

   Land and building under direct financing
     lease exchanged for land and building
     under direct financing lease                               $761,334                  $     --                  $     --
                                                      ==================       ===================      ====================

   Distributions declared and unpaid at
     December 31                                                $900,000                  $900,000                  $900,000
                                                      ==================       ===================      ====================



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

3.   Land and Buildings on Operating Leases:
     --------------------------------------

  Land and buildings on operating leases consisted of the following at December
     31:

                                                                    1998                        1997
                                                            ------------------          ------------------

        Land                                                       $15,378,217                 $15,259,455
        Buildings                                                   17,045,781                  16,836,982
                                                            ------------------          ------------------
                                                                    32,423,998                  32,096,437

        Less accumulated depreciation                               (1,942,192)                 (1,437,443)
                                                            ------------------          ------------------
                                                                    30,481,806                  30,658,994
        Less allowance for loss on
         building                                                     (266,257)                         --
                                                            ------------------          ------------------

                                                                   $30,215,549                 $30,658,994
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

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

              1999                                                         $ 2,903,108
              2000                                                           3,029,386
              2001                                                           3,085,219
              2002                                                           3,102,234
              2003                                                           3,110,316
              Thereafter                                                    31,971,152
                                                                      ----------------

                                                                           $47,201,415
                                                                      ================

     Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.   Net Investment in Direct Financing Leases:
     -----------------------------------------

     The following lists the components of the net investment in direct financing leases at December 31:

                                                                             1998                     1997
                                                                     ------------------       -----------------
Minimum lease payments
 receivable                                                                 $11,674,487             $13,526,299
Estimated residual values                                                     1,710,925               1,932,560
Less unearned income                                                         (8,023,564)             (9,490,047)
                                                                     ------------------       -----------------
Net investment in direct
 financing leases                                                           $ 5,361,848             $ 5,968,812
                                                                     ==================       =================

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


4.   Net Investment in Direct Financing Leases - Continued:
     -----------------------------------------------------

     The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1998:

              1999                                                   $   684,769
              2000                                                       692,689
              2001                                                       695,755
              2002                                                       701,765
              2003                                                       706,248
              Thereafter                                               8,193,261
                                                             -------------------

                                                                     $11,674,487
                                                             ===================

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

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


5.   Investment in Joint Ventures - Continued:
     ----------------------------------------

     Columbus Joint Venture and the Partnership and affiliates, as tenants-in-common in two separate tenancy-in-common arrangements, each own and lease one property to operators of national fast-food and family-style restaurants. The following presents the combined, condensed financial information for the joint venture and the properties held as tenants-in-common with affiliates at December 31:

                                                             1998                    1997
                                                     ------------------      ------------------
        Land and buildings on operating
         lease, less accumulated
         depreciation                                        $3,274,577                $941,142
        Cash                                                      4,825                   8,190
        Prepaid expenses                                            197                      29
        Accrued rental income                                    56,105                  20,171
        Liabilities                                             477,951                   8,163
        Partners' capital                                     2,857,753                 961,369
        Revenues                                                284,333                 112,744
        Net income                                              235,485                  91,575

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

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


8.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                       1998                   1997                   1996
                                                                  -------------          --------------         --------------
Net income for financial reporting purposes                          $2,976,998              $3,660,327             $3,748,198

Depreciation for tax reporting purposes less
 than (in excess of) depreciation for
 financial reporting purposes                                               809                   3,576                 (1,943)

Allowance for loss on building                                          266,257                      --                     --

Direct financing leases recorded as operating
 leases for tax reporting purposes                                       43,343                  37,684                 29,269

Loss on termination of direct financing leases                            4,471                      --                     --

Equity in earnings of joint ventures for
 financial reporting purposes in excess of
 equity in earnings of joint ventures for tax
 reporting purposes                                                     (11,217)                   (477)                (1,330)

Gain on sale of land and buildings for
 financial reporting purposes less than (in
 excess of) gain for tax reporting purposes                                  --                  23,764               (124,305)

Allowance for doubtful accounts                                          88,943                  (8,996)                 6,913

Accrued rental income                                                  (232,408)               (444,650)              (468,201)

Rents paid in advance                                                    (8,443)                (27,405)                47,221

Capitalization of transaction costs for tax
 reporting purposes                                                      24,652                      --                     --

Other                                                                       212                      --                  4,008
                                                                  -------------          --------------         --------------

Net income for federal income tax purposes                           $3,153,617              $3,243,823             $3,239,830
                                                                  =============          ==============         ==============

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

10.  Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental income from the joint venture and the properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                                                     1998                    1997                    1996
                                             ------------------      ------------------      ------------------

               DenAmerica Corp.                      $1,164,160              $1,046,845              $1,051,328
               Golden Corral Corporation                971,344                 979,009                 954,476
               Foodmaker, Inc.                          558,466                 556,610                 556,610

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

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

10.  Concentration of Credit Risk - Continued:
     ----------------------------------------

     In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental income from the joint venture and the properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                                                      1998                    1997                    1996
                                              ------------------      ------------------      ------------------

              Denny's                                 $1,164,160              $1,164,928              $1,163,621
              Golden Corral Family
               Steakhouse Restaurants                    971,344                 979,009                 954,476
              Jack in the Box                            558,466                 556,610                 556,610
              Boston Market                              467,043                 329,300                 260,756

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

            Additional Financial Information regarding Golden Corral

     The attached combined statements of revenues and direct operating expenses and combined statements of cash flows (the "Golden Corral Restaurant Property Financial Statements") were prepared from financial information derived from the audited financials of Golden Corral Corporation, the lessee of six restaurant properties of the Partnership ("Golden Corral"). The Golden Corral Restaurant Property Financial Statements depict the operating results and cash flows of the individual properties owned by the Partnership and not the operations of Golden Corral. The audited financial statements of Golden Corral are not publicly available, and Golden Corral does not make any guarantee regarding the future operating results of the restaurant properties. Golden Corral is able to consolidate the cash generated from the Partnership's restaurant properties with the cash generated from other properties not owned by the Partnership. As a result, cash generated from the Partnership's restaurant properties may be used by Golden Corral to pay its obligations with respect to other properties in its portfolio and for normal working capital purposes. THEREFORE, THE CASH GENERATED FROM THE GOLDEN CORRAL RESTAURANT PROPERTIES OWNED BY THE PARTNERSHIP IS NOT NECESSARILY INDICATIVE OF GOLDEN CORRAL'S ABILITY TO PAY ITS LEASE OBLIGATIONS WITH RESPECT TO SUCH PROPERTIES.

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

/s/  KPMG LLP
Raleigh, North Carolina
November 5, 1999

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

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of December, 1999.

                                 CNL INCOME FUND XVI, LTD.

                                 By: CNL REALTY CORPORATION
                                     General Partner

                                     /s/ Robert A. Bourne
                                     --------------------
                                     ROBERT A. BOURNE, President


                                 By: ROBERT A. BOURNE
                                     General Partner

                                     /s/ Robert A. Bourne
                                     --------------------
                                     ROBERT A. BOURNE


                                 By: JAMES M. SENEFF, JR.
                                     General Partner

                                     /s/ James M. Seneff, Jr.
                                     ------------------------
                                     JAMES M. SENEFF, JR.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                                        Title                                Date
        ---------                                        -----                                -----

/s/ Robert A. Bourne                    President, Treasurer and Director               December 17, 1999
------------------------------------   (Principal Financial and Accounting
Robert A. Bourne                                     Officer)



/s/ James M. Seneff, Jr.               Chief Executive Officer and Director             December 17, 1999
------------------------------------      (Principal Executive Officer)
James M. Seneff, Jr.