Form 10-K405
period 1999-12-31
CNL INCOME FUND XVI LTD
filed 2000-03-29
CIK 913058

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________


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

      Registrant's telephone number, including area code: (407) 540-2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes   X   No ____
                                        ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 4,500,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market for such Units. Each Unit was originally sold at $10 per Unit.

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

     The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $39,600,000 and were used to acquire 43 Properties, including seven Properties consisting of land only. During the year ended December 31, 1996, the Partnership sold a Property in Appleton, Wisconsin, and used the net sales proceeds to acquire a Boston Market Property located in Fayetteville, North Carolina, with an affiliate of the General Partners as tenants-in-common.
During the year ended December 31, 1997, the Partnership sold a Property in Oviedo, Florida, and during 1998 the Partnership reinvested the net sales proceeds from the sale of this Property in a Property in Memphis, Tennessee, as tenants-in-common, with affiliates of the General Partners. In addition, during 1998, the Partnership received a reimbursement from the developer of the Property in Farmington, New Mexico upon final reconciliation of total construction costs. In August 1998, the Partnership used these proceeds to enter into a joint venture arrangement, Columbus Joint Venture, with affiliates of the General Partners, to construct and hold one restaurant Property. During 1999, the Partnership sold a Property in Lawrence, Kansas. As a result of the above transactions, as of December 31, 1999, the Partnership owned 43 Properties. The 43 Properties include six Properties consisting of land only, interests in one Property owned through a joint venture in which the Partnership is a co-venturer and two Properties owned with affiliates of the General Partners as tenants-in-common. The lessee of the six Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. In general, the Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.


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

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Termination of Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. the agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General partners; ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Leases

     Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the Property owned by a joint venture in which the Partnership is a co-venturer and Properties owned as tenants-in-common with affiliates of the General Partners provide for initial terms ranging from 2 to 20 years (the average being 18 years) and expire between 2001 and 2018. All leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $19,200 to $220,600. All of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

     Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 35 of the Partnership's 43 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

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

     During 1998, three tenants, Long John Silver's, Inc., Finest Foodservice, L.L.C., and Boston Chicken, Inc., filed for bankruptcy and rejected the leases relating to four of their seven leases and ceased making rental payments to the Partnership on the rejected leases. During 1999, the Partnership entered into new leases, each with a new operator, for two of the four vacant Properties and sold one of the four vacant Properties. The terms of the new leases are substantially the same as the Partnership's other leases, as described above. The Partnership will not recognize rental and earned income from the one remaining vacant Property until a new tenant for the Property is located or until the Property is sold and the proceeds from the sale are reinvested in an additional Property. In August 1999, Long John Silver's, Inc. assumed and affirmed its one remaining lease, and, the Partnership has continued receiving rental payments relating to this lease. While Finest Foodservices L.L.C. and Boston Chicken, Inc. have not rejected or affirmed the remaining two leases, there can be no assurance that one or both of these leases will not be rejected in the future. The lost revenues resulting from the one remaining, vacant Property that was rejected, as described above, and the possible rejection of the two remaining leases could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Properties in a timely manner. The General Partners are currently seeking either new tenants or purchasers for the one remaining vacant Property.

     In August 1999, the leases relating to the Long John Silver's Properties in Silver City and Clovis, New Mexico, and Copperas Cove, Texas were amended to provide rent deferrals of 15 percent, ten percent, and 30 percent, respectively, of the annual rental payments required by the lease. The rent deferrals are payable by the tenant beginning in August 2001 through August 2008.

     In October 1999, the lease relating to the Long John Silver's Property in Kansas City, Missouri was amended to provide to reduce the May 2000 scheduled rent increase from 12 percent to 5 percent. The remaining scheduled rent increases remain unchanged.


Major Tenants

     During 1999, three lessees of the Partnership, Golden Corral Corporation, Jack in the Box, Inc., and Phoenix Restaurant Group, Inc., each contributed more than ten percent of the Partnership's total rental income. As of December 31, 1999, Golden Corral Corporation was the lessee under leases relating to six restaurants, Jack in the Box, Inc. was the lessee under leases relating to five restaurants, and Phoenix Restaurant Group, Inc. was the lessee under leases relating to nine restaurants. It is anticipated that based on the minimum rental payments required by the leases that these three lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 2000. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Jack in the Box, and Denny's, each accounted for more than ten percent of the Partnership's total rental income during 1999. In 2000, it is anticipated that each of these Restaurant Chains will continue to contribute more than ten percent of the Partnership's rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 1999, Golden Corral Corporation and Phoenix Restaurant Group, Inc. each leased Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

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

     In addition, in August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with CNL Income Fund XII, Ltd. and CNL Income Fund XVIII, Ltd., affiliates of the General Partners, to construct and hold one Property. The joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated in the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture. The Partnership has a 32.35% interest in the profits and losses of this joint venture. Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida.

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

Employees

     The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL American Properties Fund, Inc. ("APF") the parent company of CNL Fund Advisors, Inc., perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., (formerly CNL Group, Inc.), a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

     As of December 31, 1999, the Partnership owned 43 Properties. Of the 43 Properties, 40 are owned by the Partnership in fee simple, one is owned through joint venture arrangement and two are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

     Land. The Partnership's Property sites range from approximately 16,600 to 104,800 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1999 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.


                                                                 Number of
                                                                ----------
                   State                                        Properties
                   -----                                        ----------
                   Arizona                                           1
                   California                                        2
                   Colorado                                          1
                   Washington, D.C.                                  1
                   Florida                                           5
                   Georgia                                           1
                   Idaho                                             1
                   Indiana                                           2
                   Kansas                                            1
                   Minnesota                                         2
                   Missouri                                          4
                   North Carolina                                    3
                   New Mexico                                        3
                   Nevada                                            1
                   Ohio                                              4
                   Tennessee                                         1
                   Texas                                             9
                   Utah                                              1
                                                                ----------

                   TOTAL PROPERTIES                                 43
                                                                ==========

     Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the six Checkers Properties are owned by the tenant while the land parcels are owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 2,000 to 11,100 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1999, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes. As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $22,282,667 and $1,574,069, respectively.

     The following table lists the Properties owned by the Partnership as of December 31, 1999 by Restaurant Chain.

            Restaurant Chain                                   Number of Properties
            ----------------                                   --------------------
            Arby's                                                     2
            Big Boys                                                   1
            Boston Market                                              4
            Checkers                                                   6
            Denny's                                                    9
            Golden Corral                                              6
            IHOP                                                       2
            Jack in the Box                                            5
            Japan Express                                              1
            KFC                                                        1
            Long John Silver's                                         4
            Wendy's                                                    1
            Other                                                      1
                                                               --------------------

            TOTAL PROPERTIES                                          43
                                                               ====================

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

     At December 31, 1999, 1998, 1997, 1996 and 1995, the properties were 95%,
89%, 100%, 100% and 100% occupied, respectively. The following is a schedule of the average rent per property for each of the years ended December 31:

                                         1999               1998                1997                 1996                1995
                                   ---------------    ---------------    -----------------    -----------------   -----------------
Rental Revenues (1)                     $4,054,317         $4,059,988           $4,392,092           $4,357,033          $2,698,956
Properties                                      43                 44                   42                   43                  41
Average Rent per Property               $   94,286         $   92,272           $  104,574           $  101,326          $   65,828

(1) Rental income includes the Partnership's share of rental income from the Property owned through a joint venture arrangement and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

     The following is a schedule of lease expirations for leases in place as of December 31, 1999 for the next ten years and thereafter.

                                                               Percentage of
      Expiration          Number          Annual Rental         Gross Annual
         Year            of Leases          Revenues           Rental Income
    -------------     --------------    ----------------     -----------------
     2000                        --           $       --                  --
     2001                         1               28,562                0.71%
     2002                        --                   --                  --
     2003                        --                   --                  --
     2004                        --                   --                  --
     2005                        --                   --                  --
     2006                        --                   --                  --
     2007                        --                   --                  --
     2008                        --                   --                  --
     2009                         2              368,667                9.19%
     Thereafter                  38            3,657,088                90.1%
                         -----------        -------------      --------------
     Total (1)                   41           $4,054,317              100.00%
                         ===========        =============      ==============

(1)  Excludes two Properties which were vacant at December 31, 1999.

     Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1999 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

     Golden Corral Corporation leases six Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2009 and 2011) and the average minimum base annual rent is approximately $155,400 (ranging from approximately $113,300 to $192,900).

     Jack in the Box Inc. leases five Jack in the Box restaurants. The initial term of each lease is 18 years (expiring between 2011 and 2012) and the average minimum base annual rent is approximately $102,800 (ranging from approximately $96,300 to $117,500).

     Phoenix Restaurant Group, Inc. leases nine Denny's restaurants. The initial term of each lease is 20 years (expiring between 2014 and 2015) and the average minimum base annual rent is approximately $112,500 (ranging from approximately $64,800 to $220,600).

Competition

     The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.


Item 3.  Legal Proceedings

     On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J.
                                                         ----------------
Hewitt, Charles A. Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and
--------------------------------------------------------------------------------
Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne,
--------------------------------------------------------------------------------
CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-
---------------------------------------------------------------
0003561.

     On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly
         ----------------------------------------------------------------------
situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A.
--------------------------------------------------------------------------------
Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial
----------------------------------------------------------------------
Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL
---------------------------------------------------------------------------
Financial Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth
---------------------
Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

     On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds
                                              -----------------------
Litigation, Case No. 99-3561.  Pursuant to this order, the plaintiffs in these
----------------------------
cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the General Partners and CNL Group, inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.


Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2000, there were 3,014 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 1999, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase) may have done so pursuant to such Plan. The General Partners had the right to prohibit transfers of Units. From inception through December 31, 1999, the price paid for any Unit transferred pursuant to the Plan range from $8.62 to $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

     The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1999 and 1998 other than pursuant to the Plan, net of commissions.

                                                    1999                                            1998
                                --------------------------------------------    --------------------------------------------
                                   High            Low            Average           High            Low           Average
                                -----------    -----------     -------------    -----------      ---------     -------------
     First Quarter                 $10.00          $8.77             $8.92             (2)            (2)               (2)
     Second Quarter                  6.99           6.99              6.99         $10.00          $8.00             $9.01
     Third Quarter                  10.00           7.91              8.64          10.00           8.00              8.68
     Fourth Quarter                  8.40           7.00              7.60           9.50           8.12              8.75

(1) A total of 23,210 and 11,350 Units were transferred other than pursuant to the Plan for the years ended December 31, 1999 and 1998.

(2) No transfer of Units took place during the quarter other than pursuant the Plan.

     The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

     For the years ended December 31, 1999 and 1998, the Partnership declared cash distributions of $3,600,000 and $3,690,000, respectively, to the Limited Partners. During the quarter ended March 31, 1998, the Partnership declared a special distribution of $90,000 which represented cumulative excess operating reserves. No amounts distributed to partners for the years ended December 31, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. This amount includes monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

           Quarter Ended                    1999                      1998
         -----------------           -------------------      ---------------------
          March 31                             $900,000                   $990,000
          June 30                               900,000                    900,000
          September 30                          900,000                    900,000
          December 31                           900,000                    900,000

     The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)  Not Applicable

Item 6.  Selected Financial Data

                                      1999                  1998                 1997                 1996                1995
                                 ---------------      ----------------      --------------       --------------      --------------
Year ended December 31:
 Revenues (1)                       $ 4,059,810           $ 4,093,756         $ 4,455,994          $ 4,438,218         $ 3,023,641
 Net income (2)                       2,815,008             2,976,998           3,660,327            3,748,198           2,430,841
 Cash distributions
   declared (3)                       3,600,000             3,690,000           3,600,000            3,543,751           2,437,832
 Net income per Unit
   (2)(4)                                  0.62                  0.65                0.81                 0.82                0.60
 Cash distributions
   declared per Unit
   (3)(4)                                  0.80                  0.82                0.80                 0.79                0.61

At December 31:
 Total assets                       $39,710,973           $40,188,641         $40,938,320          $40,955,642         $41,240,500
 Partners' capital                   38,406,932            39,191,924          39,904,926           39,844,599          39,640,152

(1) Revenues include equity in earnings of joint ventures and adjustments to accrued rental income due to the tenants of certain Properties filing for bankruptcy.

(2) Net income for the year ended December 31, 1999, includes $84,478 from loss on sale of land and building. Net income for the year ended December 31, 1998 includes $266,257 for a provision for loss on building. Net income for the year ended December 31, 1996, includes $41,148 from gain on sale of land and building.

(3) Distributions for the year ended December 31, 1998 include a special distribution to the Limited Partners of $90,000, which represented cumulative excess operating reserves.

(4) Based on the weighted average number of Limited Partner Units outstanding during the years ended December 31, 1999, 1998, 1997, 1996, and 1995.

     The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains.
The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1999, the Partnership owned 43 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

     Currently, the Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from the joint venture and interest received, less cash paid for expenses). Cash from operations was $3,151,231, $3,623,694, and $3,780,424 for the years ended December 31, 1999, 1998, and 1997, respectively. The decrease in cash from operations during 1999 and 1998, each as compared to the previous year, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

     Other sources and uses of capital included the following during the years ended December 31, 1999, 1998, and 1997.

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

     In April 1998, the Partnership received approximately $162,000 from the developer of the Property in Farmington, New Mexico. This represents a reimbursement from the developer upon final reconciliation of total construction costs to the total construction costs funded by the Partnership in accordance with the development agreement. In August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the General Partners, to construct, own and lease one restaurant Property. As of December 31, 1999, the Partnership had contributed approximately $293,000, of which approximately $158,500 was contributed during 1999, to purchase land and pay for construction costs relating to the joint venture. As of December 31, 1999, the Partnership had a 32.35% interest in the profits and losses of the joint venture.

     During the year ended December 31, 1999, the Partnership accepted a promissory note from the former tenant of the Shoney's Property in Las Vegas, Nevada, in the amount of $52,191, representing past due rental and other amounts. The note represents receivables for which the Partnership had established an allowance for doubtful accounts, and real estate taxes previously recorded as an expense by the Partnership. Payments are due in 60 monthly installments of $1,220 including interest at a rate of ten percent per annum, commencing on March 1, 2000, at which time any accrued and unpaid interest amounts will be capitalized into the principal balance of the note. Due to the uncertainty of the collectibility of the note, the Partnership established an allowance for doubtful accounts and is recognizing income as collected. As of December 31, 1999, the balance in the allowance for doubtful accounts relating to this promissory note was $56,540, including accrued interest of $4,349. The Partnership has ceased collection efforts on the remaining past due receivables not converted into the promissory note.

     In November 1999, the Partnership sold its Property in Lawrence, Kansas, to a third party for $690,000 and received net sales proceeds of $667,311. As a result of this transaction, the Partnership recognized a loss of $84,478 for financial reporting purposes. The Partnership intends to reinvest these net sales proceeds in an additional Property.

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

     Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to reinvest in additional Properties, to pay Partnership expenses, or to make distributions to partners. At December 31, 1999, the Partnership had $1,637,753 invested in such short-term investments as compared to $1,603,589 at December 31, 1998. As of December 31, 1999, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 2 percent annually. The funds remaining at December 31, 1999, after payment of distributions and other liabilities, will be used to invest in additional Property and meet the Partnership's working capital, commitment, and other needs.

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

     Due to low ongoing operating expenses and ongoing cash flow, the General Partners believe that the Partnership has sufficient working capital reserves at this time. In addition, because the majority of the leases of the Partnership's Properties are on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs will be established at this time. To the extent, however, that the Partnership has insufficient funds for such purposes, the General Partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for maintenance and repairs. The General Partners have the right to cause the Partnership to maintain additional reserves if, in their discretion, they determine such reserves are required to meet the Partnership's working capital needs.

     The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

     The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution.
Based on cash from operations, and for the year ended December 31, 1998, cumulative excess operating reserves, the Partnership declared distributions to the Limited Partners of $3,600,000, $3,690,000 and $3,600,000, for the years ended December 31, 1999, 1998, and 1997, respectively. This represents distributions of $0.80, $0.82, and $0.80 per Unit for the years ended December 31, 1999, 1998, and 1997, respectively. No amounts distributed to the Limited Partners for the years ended December 31, 1999, 1998, and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to Limited Partners on a quarterly basis.

     In addition, during the years ended December 31, 1999, 1998, and 1997, affiliates incurred on behalf of the Partnership $174,461, $125,080, and $84,319, respectively, for certain operating expenses. As of December 31, 1999, 1998 and 1997, the Partnership owed $73,853, $26,476 and $3,351, respectively, to related parties for such amounts, accounting and administrative services and management fees. As of March 15, 2000, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, increased to $1,230,188 at December 31, 1999, from $970,241 at December 31, 1998, partially as a result of the Partnership accruing construction costs payable of $150,000 at December 31, 1999, as described in "Result of Operations". In addition, the increase in liabilities at December 31, 1999, was partially a result of the Partnership accruing transaction costs relating to the proposed Merger with APF, as described in "Termination of Merger". The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs

Long-Term Liquidity

     The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

     The Partnership owned and leased 42 wholly owned Properties (including one Property in Oviedo, Florida, which was sold in March 1997) during 1997, 43 wholly owned Properties (including two Properties in Madison and Chattanooga, Tennessee exchanged for two Properties in Lawrence, Kansas and Indianapolis, Indiana), during 1998, and 41 wholly owned Properties (including one Property in Lawrence, Kansas, which was sold in November 1999) during 1999. In addition, during 1997, the Partnership owned and leased one Property with an affiliate, as tenants-in-common, and during 1999 and 1998, the Partnership was a co-venturer in a joint venture arrangement that owned and leased one Property, and the Partnership owned and leased two Properties with affiliates, as tenants-in-common. As of December 31, 1999, the Partnership owned, either directly, as tenants-in-common or through a joint venture arrangement, 43 Properties which are generally subject to long-term, triple-net leases that provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $19,200 to $220,600. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For a further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

     During the years ended December 31, 1999, 1998, and 1997, the Partnership earned $3,751,479, $3,864,121, and $4,266,069, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from Properties wholly owned by the Partnership. Rental and earned income decreased approximately $133,700 and $110,500 during the years ended December 31, 1999 and 1998, respectively, each as compared the previous year, as a result of the fact that in 1998 three tenants filed for bankruptcy and rejected the leases relating to four of the seven Properties leased by these tenants. As a result, these tenants ceased making rental payments on the four rejected leases. In conjunction with the four rejected leases, during 1998, the Partnership wrote off approximately $107,000 of accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles). The Partnership has continued receiving rental payments relating to the three leases not rejected by the tenants. In March 1999, the Partnership entered into a new lease with a new tenant for one of the vacant Properties for which rental payments commenced in April 1999, thereby partially offsetting the decrease in rental and earned income. In November 1999, the Partnership entered into a new lease with a new tenant for one of the vacant Properties for which rental payments are expected to commence in the first quarter of 2000. In addition, in November 1999, the Partnership sold one of the vacant Properties and intends to reinvest the net sales proceeds from the sale of this Property in an additional Property, as described in "Capital Resources". The General Partners are currently seeking either a new tenant or purchaser for the one remaining rejected and vacant Property. The Partnership will not recognize any rental and earned income from this vacant Property until a new tenant for this Property is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. In August 1999, Long John Silver's, Inc. assumed and affirmed its one remaining lease, and the Partnership has continued receiving rental payments relating to this lease. While Finest Foodservices L.L.C. and Boston Chicken, Inc. have not rejected or affirmed the remaining two leases, there can be no assurance that one or both of these leases will not be rejected in the future. The lost revenues resulting from the remaining rejected and vacant Property could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner.

     The decrease in rental and earned income during the years ended December 31 1999 and 1998, each as compared to the previous year, is also attributable to the fact that in July 1998, the tenant of the Shoney's Property in Las Vegas, Nevada vacated the Property and ceased making rental payments on this Property. As a result, during the year ended December 31, 1998, the Partnership wrote off approximately $77,300 of accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) relating to this Property. The write-off of accrued rental income was partially offset by the fact that the Partnership recorded approximately $140,100 in rental and earned income during the year ended December 31, 1998 prior to the tenant vacating the Property. No rental and earned income was recognized during the year ended December 31, 1999, relating to this tenant. During 1998, the Partnership established an allowance for doubtful accounts of approximately $82,500 for rental and earned income amounts due from this tenant. In February 1999, the Partnership entered into a new lease with a new tenant for this Property for which rental payments commenced in August 1999. In connection with the new lease, the Partnership has agreed to fund up to $150,000 of the construction costs necessary to convert this Property into a new concept.

     During the years ended December 31, 1999, 1998, and 1997, the Partnership also earned $88,145, $35,860, and $35,604, respectively, in contingent rental income. The increase in contingent rental income during 1999, as compared to 1998, was primarily attributable to the Partnership entering into a new lease which required the payment of contingent rental income.

     In addition, for the years ended December 31, 1999, 1998, and 1997, the Partnership earned $158,580, $132,002, and $73,507, respectively, attributable to net income earned by joint ventures. The increase in net income earned by joint ventures during 1999, as compared to 1998, was primarily attributable to the fact that in August 1998, the Partnership invested in Columbus Joint Venture with affiliates of the General Partners, as described in "Capital Resources." The increase in net income earned by joint ventures during 1998, as compared to 1997, was primarily attributable to the fact that in January 1998, the Partnership reinvested the net sales proceeds it received from the 1997 sale of the Property in Oviedo, Florida, in an IHOP Property in Memphis, Tennessee, with affiliates of the General Partners as tenants-in-common.

     During the year ended December 31, 1999, three lessees of the Partnership, Golden Corral Corporation, Jack in the Box, Inc., and Phoenix Restaurant Group, Inc., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from the Property owned by a joint venture and the two Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 1999, Golden Corral Corporation was the lessee under leases relating to six restaurants, Jack in the Box, Inc. was the lessee under leases relating to five restaurants, and Phoenix Restaurant Group, Inc. was the lessee under leases relating to nine restaurants. It is anticipated that, based on the minimum rental payments required by the leases, each of these lessees will continue to contribute more than ten percent of the Partnership's total rental income in 2000. In addition, during the year ended December 31, 1999, three Restaurant Chains, Golden Corral, Jack in the Box, and Denny's, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from the Property owned by a joint venture and the two Properties owned with affiliates of the General Partners as tenants-in-common). In 2000, it is anticipated that each of these Restaurant Chains will continue to account for more than ten percent of the total rental income to which the

Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

     Operating expenses, including depreciation and amortization expense, were $1,160,324, $850,501, and $836,815 for the years ended December 31, 1999, 1998, and 1997, respectively. The increases in operating expenses during 1999 and 1998, each as compared to the previous year, were primarily due to the fact that the Partnership incurred $212,093 and $24,652, respectively, in transaction costs relating to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described in "Termination of Merger".

     In addition, the increases in operating expenses during 1999 and 1998, were partially due to the fact that the Partnership incurred certain expenses, such as real estate taxes, insurance, and maintenance relating to a Shoney's Property, two Boston Market Properties and two Long John Silver's Properties which became vacant during 1998, due to financial difficulties or bankruptcies, as described above. The Partnership entered into new leases with new tenants for the Shoney's Property in Las Vegas, Nevada and the Long John Silver's Properties in Celina, Ohio and Charlotte, North Carolina in February, March and November 1999, respectively. The new tenants are responsible for real estate taxes, insurance, and maintenance relating to these three Properties. In addition, in November 1999, the Partnership sold the Boston Market Property in Lawrence, Kansas. The General Partners do not anticipate that the Partnership will incur these expenses for these four Properties in the future. However, the Partnership will continue to incur such expenses, related to the one remaining vacant Property until a new tenant for this Property is located or until the Property is sold. In addition, the increase in operating expenses during 1999 was partially attributable to an increase in depreciation expense due to the fact that during 1998, the Partnership reclassified these leases from net investment in direct financing leases to land and buildings on operating leases as a result of lease terminations.

     Due to the fact that Long John Silver's, Inc. assumed and affirmed its one remaining lease, as described above, Long John Silver's , Inc. will continue to be responsible for real estate taxes, insurance, and maintenance relating to the one Property it currently leases. However, the Partnership will incur such expenses, relating to one or both of the Properties still leased by Finest Foodservice, L.L.C. and Boston Chicken, Inc., if one or both of the leases are rejected.

     The increase in operating expenses during 1998, as compared to 1997, was partially offset by a decrease in depreciation expense as a result of the reimbursement of construction costs from the developer relating to the Property in Farmington, New Mexico, which reduced the depreciable basis of land and building on operating leases during 1998, as described above in "Capital Resources."

     As a result of the sale of the Property in Lawrence, Kansas, as described above in "Capital Resources," the Partnership recognized a loss of $84,478 for financial reporting purposes during the year ended December 31, 1999. As a result of the sale of the Property in Oviedo, Florida, as described above in "Capital Resources," the Partnership recognized a gain of $41,148 for financial reporting purposes during the year ended December 31, 1997. No Properties were sold during 1998.

     During the year ended December 31, 1998, the Partnership recorded a provision for loss on building of $266,257 for financial reporting purposes relating to a Long John Silver's Property in Celina, Ohio. The tenant of this Property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement, as described above. The allowance represents the difference between the Property's carrying value at December 31, 1998 and the estimated net realizable value for this Property. No such allowance was established during the years ended December 31, 1999 and 1997.

     The Partnership's leases as of December 31, 1999, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Termination of Merger

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Overview of Year 2000 Problem

     The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date-sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Status

     The Partnership generally does not directly own information technology systems. The General Partners and their affiliates generally provide all services requiring the use of information and some non-information technology systems. In early 1998, affiliates of the General Partners formed a year 2000 committee ("the Y2K Team") that assessed the readiness of any systems that are date sensitive and completed upgrades for the hardware equipment and software that was not year 2000 compliant, as necessary. The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners and their affiliates do not expect that the Partnership will incur any costs in connection with the year 2000 remedial measures. In addition, the Y2K Team requested and received certifications of compliance from other companies with which the General Partners, their affiliates, and the Partnership have material third party relationships.

     In assessing the risks presented by the year 2000 problem, the Y2K Team identified potential worst case scenarios involving the future of the information and non-information technology systems used by the Partnership's transfer agent, financial institutions and tenants. As of January 14, 2000, the General Partners and their affiliates have tested the information and non-information technology systems used by the Partnership and have not experienced material disruption or other significant problems. In addition, as of the same date, the General Partners are not aware of any material year 2000 problems relating to information and non-information technology systems of third parties with which the Partnership maintains material relationships, including those of the Partnership's transfer agent, financial institutions and tenants. In addition, in the Partnership's interactions with its transfer agent, financial institutions and tenants, the systems of these third parties have functioned normally. Until the Partnership's first distribution in 2000 and the delivery of the information by the transfer agent to stockholders in early 2000, the General Partners will continue to monitor the year 2000 compliance of the transfer agent. In addition, the General Partners will continue to monitor the systems used by the Partnership and to maintain contact with third parties with which the Partnership has material relationships with respect to year 2000 compliance and any year 2000 issues that may arise at a later date. The General Partners will develop contingency plans relating to ongoing year 2000 issues at the time that such issues are identified and such plans are deemed necessary.

     Based on the information provided to the Y2K Team, the upgrades and remedial measures by the General Partners and their affiliates, and the normal functioning to date of information and non-information technology systems used by the Partnership and those third parties, the General Partners do not foresee significant risks associated with its year 2000 compliance at this time. In addition, the General Partners and their affiliates do not expect to incur any additional costs in connection with the year 2000 remedial efforts. However, there can be no assurance that the General Partners and their affiliates or any third parties will not have ongoing year 2000 issues that may have adverse effects on the Partnership.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.


Item 8.  Financial Statements and Supplementary Data

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------




                                                                         Page
                                                                         ----
Report of Independent Certified Public Accountants                         18

Financial Statements:

  Balance Sheets                                                           19

  Statements of Income                                                     20

  Statements of Partners' Capital                                          21

  Statements of Cash Flows                                                 22

  Notes to Financial Statements                                            25

              Report of Independent Certified Public Accountants
              --------------------------------------------------


To the Partners
CNL Income Fund XVI, Ltd.



In our opinion, the financial statements listed in the index appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund XVI, Ltd. (a Florida limited partnership) at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 4, 2000, except for Note 11 for which the date is March 1, 2000

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------

                                                                          December 31,
                                                                  1999                  1998
                                                             ---------------       ----------------
                   ASSETS
                   ------

Land and buildings on operating leases, less
  accumulated depreciation and allowance
  for loss on building                                         $29,804,331             $30,215,549

Net investment in direct financing leases                        4,540,067               5,361,848
Investment in joint ventures                                     1,650,860               1,504,465
Cash and cash equivalents                                        1,637,753               1,603,589
Lease costs, less accumulated amortization
  $1,348 in 1999                                                    24,518                      --
Receivables, less allowance for doubtful
  accounts of $90,894 and $89,822,
  respectively                                                     287,757                  63,214

Prepaid expenses                                                    13,121                  13,745
Organization costs, less accumulated
  amortization of $10,000 and $8,550,
  respectively                                                          --                   1,450
Accrued rental income                                            1,752,566               1,424,781
                                                         -----------------     -------------------

                                                               $39,710,973             $40,188,641
                                                         =================     ===================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Acquisition and construction costs payable                     $   150,000             $        --
Accounts payable                                                   131,113                   1,816
Accrued and escrowed real estate taxes
  payable                                                            5,860                   7,163
Distributions payable                                              900,000                 900,000
Due to related parties                                              73,853                  26,476
Rents paid in advance and deposits                                  43,215                  61,262
                                                         -----------------     -------------------

     Total liabilities                                           1,304,041                 996,717


Partners' capital                                               38,406,932              39,191,924
                                                         -----------------     -------------------

                                                               $39,710,973             $40,188,641
                                                         =================     ===================

                See accompanying notes to financial statements.

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------

                                                                                   Year Ended December 31,
                                                                        1999                  1998                1997
                                                                   --------------        -------------       --------------
Revenues:
  Rental income from operating leases                                  $3,193,136           $3,446,902           $3,562,920
  Adjustments to accrued rental income                                         --             (184,368)                  --
  Earned income from direct financing leases                              558,343              601,587              703,149
  Contingent rental income                                                 88,145               35,860               35,604
  Interest income                                                          49,008               60,199               73,634
  Other income                                                             12,598                1,574                7,180
                                                                   --------------        -------------       --------------
                                                                        3,901,230            3,961,754            4,382,487
                                                                   --------------        -------------       --------------
Expenses:
  General operating and administrative                                    183,150              158,519              186,934
  Professional services                                                    53,282               40,471               25,352
  Management fees to related parties                                       37,385               38,570               40,087
  Real estate taxes                                                        59,895                9,060                   --
  State and other taxes                                                    25,599               19,398               20,559
  Loss on termination of direct financing lease                                --                4,471                   --
  Depreciation and amortization                                           588,920              555,360              563,883
  Transaction costs                                                       212,093               24,652                   --
                                                                   --------------        -------------       --------------
                                                                        1,160,324              850,501              836,815
                                                                   --------------        -------------       --------------
Income Before Equity in Earnings of Joint
  Ventures, Gain (Loss) on Sale of Land and
  Buildings, and Provision for Loss on Building                         2,740,906            3,111,253            3,545,672

Equity in Earnings of Joint Ventures                                      158,580              132,002               73,507

Gain (Loss) on Sale of Land and Buildings                                 (84,478)                  --               41,148

Provision for Loss on Building                                                 --             (266,257)                  --
                                                                   --------------        -------------       --------------
Net Income                                                             $2,815,008           $2,976,998           $3,660,327
                                                                   ==============        =============       ==============

Allocation of Net Income
  General partners                                                     $   28,717           $   31,685           $   36,192
  Limited partners                                                      2,786,291            2,945,313            3,624,135
                                                                   --------------        -------------       --------------
                                                                       $2,815,008           $2,976,998           $3,660,327
                                                                   ==============        =============       ==============

Net Income Per Limited Partner Unit                                    $     0.62           $     0.65           $     0.81
                                                                   ==============        =============       ==============

Weighted Average Number of
  Limited Partner Units Outstanding                                     4,500,000            4,500,000            4,500,000
                                                                   ==============        =============       ==============

                See accompanying notes to financial statements.

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------

                 Years Ended December 31, 1999, 1998, and 1997

                                       General Partners                                 Limited Partners
                                ------------------------------  ----------------------------------------------------------------
                                                  Accumulated                                      Accumulated    Syndication
                                 Contributions     Earnings      Contributions    Distributions      Earnings        Costs
                                ---------------  -------------  ---------------  ---------------  --------------  --------------
Balance, December 31, 1996       $       1,000    $    62,423    $  45,000,000    $  (6,133,017)   $   6,304,193  $  (5,390,000)

 Distributions to limited
   partners ($0.80 per
   limited partner unit)                    --             --               --       (3,600,000)              --             --
 Net Income                                 --         36,192               --               --        3,624,135             --
                                 -------------    -----------    -------------    -------------    -------------  -------------

Balance, December 31, 1997               1,000         98,615       45,000,000       (9,733,017)       9,928,328     (5,390,000)

 Distributions to limited
   partners ($0.82 per
   limited partner unit)                    --             --               --       (3,690,000)              --             --
 Net income                                 --         31,685               --               --        2,945,313             --
                                 -------------    -----------    -------------    -------------    -------------  -------------

Balance, December 31, 1998               1,000        130,300       45,000,000      (13,423,017)      12,873,641     (5,390,000)

 Distributions to limited
   partners ($0.80 per
   limited partner unit)                    --             --               --       (3,600,000)              --             --
 Net income                                 --         28,717               --               --        2,786,291             --
                                 -------------    -----------    -------------    -------------    -------------  -------------

Balance, December 31, 1999       $       1,000    $   159,017    $  45,000,000    $ (17,023,017)   $  15,659,932  $  (5,390,000)
                                 =============    ===========    =============    =============    =============  =============

                                 --------------
                                      Total
                                 --------------
Balance, December 31, 1996       $  39,844,599

 Distributions to limited
   partners ($0.80 per
   limited partner unit)            (3,600,000)
 Net Income                          3,660,327
                                 -------------

Balance, December 31, 1997          39,904,926

 Distributions to limited
   partners ($0.82 per
   limited partner unit)            (3,690,000)
 Net income                          2,976,998
                                 -------------

Balance, December 31, 1998          39,191,924

 Distributions to limited
   partners ($0.80 per
   limited partner unit)            (3,600,000)
 Net income                          2,815,008
                                 -------------

Balance, December 31, 1999       $  38,406,932
                                 =============


                See accompanying notes to financial statements.

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                            Year Ended December 31,
                                                               1999                 1998                 1997
                                                          ---------------      ---------------      ---------------
Increase (Decrease) in Cash and Cash
 Equivalents:

Cash Flows from Operating Activities:
     Cash received from tenants                           $     3,341,862      $     3,675,430      $     3,881,005
     Distributions from joint venture                             170,697              143,279               76,212
     Cash paid for expenses                                      (410,336)            (273,929)            (231,712)
     Interest received                                             49,008               78,914               54,919
                                                          ---------------      ---------------      ---------------
       Net cash provided by operating
         activities                                             3,151,231            3,623,694            3,780,424
                                                          ---------------      ---------------      ---------------

   Cash Flows from Investing Activities:
     Proceeds from sale of land and buildings                     667,311                   --              610,384
     Reimbursement of construction costs
       from developer                                                  --              161,648                   --
      Additions to land and buildings on
       operating leases                                                --               (3,545)             (23,501)
     Investment in direct financing leases                             --              (28,403)             (29,257)
     Investment in joint ventures                                (158,512)            (744,058)                  --
     Decrease (increase) in restricted cash                            --              610,384             (610,384)
     Payment of lease costs                                       (25,866)                  --                   --
                                                          ---------------      ---------------      ---------------
       Net cash used in investing activities                      482,933               (3,974)             (52,758)
                                                          ---------------      ---------------      ---------------

   Cash Flows from Financing Activities:
     Distributions to limited partners                         (3,600,000)          (3,690,000)          (3,600,000)
                                                          ---------------      ---------------      ---------------
       Net cash used in financing activities                   (3,600,000)          (3,690,000)          (3,600,000)
                                                          ---------------      ---------------      ---------------

Net Increase (Decrease) in Cash and Cash
Equivalents                                                        34,164              (70,280)             127,666

Cash and Cash Equivalents at Beginning of Year                  1,603,589            1,673,869            1,546,203
                                                          ---------------      ---------------      ---------------

Cash and Cash Equivalents at End of Year                  $     1,637,753      $     1,603,589      $     1,673,869
                                                          ===============      ===============      ===============

                See accompanying notes to financial statements.

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------



                                                                                    Year Ended December 31,
                                                                       1999                  1998                  1997
                                                                   ------------          ------------          ------------
Reconciliation of Net Income to Net Cash Provided
  by Operating Activities:

   Net Income                                                      $  2,815,008          $  2,976,998          $  3,660,327
                                                                   ------------          ------------          ------------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Loss on termination of direct financing
         lease                                                               --                 4,471                    --
       Depreciation                                                     586,122               553,360               561,883
       Amortization                                                       2,798                 2,000                 2,000
       Equity in earnings of joint ventures, net
         of distributions                                                12,117                11,277                 2,705
       Loss (gain) on sale of land and buildings                         84,478                    --               (41,148)
       Provision for loss on building                                        --               266,257                    --
       Decrease (increase) in receivables                              (220,782)              (13,753)               26,633
       Decrease in net investment in direct
         financing leases                                                41,327                43,343                37,684
       Decrease (increase) in prepaid expenses                              624                (4,452)                 (119)
       Increase in accrued rental income                               (327,785)             (232,408)             (444,650)
       Increase in accounts payable and
         accrued expenses                                               127,994                 1,919                 1,455
       Increase in due to related parties                                47,377                23,125                 1,059
       Decrease in rents paid in
         advance and deposits                                           (18,047)               (8,443)              (27,405)
                                                                   ------------          ------------          ------------
         Total adjustments                                              336,223               646,696               120,097
                                                                   ------------          ------------          ------------

Net Cash Provided by Operating Activities                          $  3,151,231          $  3,623,694          $  3,780,424
                                                                   ============          ============          ============

                See accompanying notes to financial statements

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------


                                                                                   Years Ended December 31,
                                                                        1999                 1998                  1997
                                                                    ------------         ------------         ------------
Supplemental Schedule of Non-Cash Investing and
  Financing Activities:

   Land and building under operating lease
     exchanged for land and building under
     operating lease                                                $         --         $    779,181         $         --
                                                                    ============         ============         ------------

   Land and building under direct financing lease
     exchanged for land and building under direct
     financing lease                                                $         --         $    761,334         $         --
                                                                    ============         ============         ============

   Distributions declared and unpaid at December   31               $    900,000         $    900,000         $    900,000
                                                                    ============         ============         ============

                See accompanying notes to financial statements

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


1.   Significant Accounting Policies:
     -------------------------------

     Organization and Nature of Business - CNL Income Fund XVI, Ltd. (the
     -----------------------------------
     "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains.

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

                 Years Ended December 31, 1999, 1998, and 1997


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

          Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or reverses the cumulative accrued rental income balance.

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

     When the collection of recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, and to decrease rental or other income or increase bad debt expense for the current period, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

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

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

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

     Organization Costs - Effective January 1, 1999, the Partnership adopted
     ------------------
     Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." The Statement requires that an entity expense the costs of start-up activities and organization costs as they are incurred. Adoption of this statement did not have a material effect on the Partnership's financial position or results of operations.

     Lease Costs - Brokerage fees associated with negotiating a new lease are
     -----------
     amortized over the term of the new lease using the straight-line method.

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

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

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

2.   Leases:
     ------

     The Partnership leases its land or land and buildings primarily to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases are classified as operating leases and some of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portion of some of the leases are operating leases. The majority of the leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:

                                                                1999                  1998
                                                            ------------           ------------
          Land                                              $ 15,034,850           $ 15,378,217
          Buildings                                           17,540,422             17,045,781
                                                            ------------           ------------
                                                              32,575,272             32,423,998

          Less accumulated depreciation                       (2,504,684)            (1,942,192)
                                                            ------------           ------------
                                                              30,070,588             30,481,806
          Less allowance for loss on
           building                                             (266,257)              (266,257)
                                                            ------------           ------------

                                                            $ 29,804,331           $ 30,215,549
                                                            ============           ============

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

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

     During the year ended December 31, 1998, the Partnership recorded a provision for loss on building of $266,257 relating to the Long John Silver's property located in Celina, Ohio. The tenant of this Property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The allowance represents the difference between the carrying value of the property at December 31, 1998, and the current estimate of net realizable value for this property.

     In November 1999, the Partnership sold its property in Lawrence, Kansas to a third party for $690,000, and received net sales proceeds of $667,311, resulting in a loss of $84,478 for financial reporting purposes.

     Generally, the leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1999, 1998, and 1997, the Partnership recognized $327,785 (net of $6,098 in reserves), $232,408 (net of $184,368 in reversals), and $444,650, respectively, of such rental income.

     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1999:

               2000                          $ 3,113,211
               2001                            3,146,762
               2002                            3,155,130
               2003                            3,163,212
               2004                            3,213,456
               Thereafter                     29,202,829
                                             -----------

                                             $44,994,600
                                             ===========

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

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


4.   Net Investment in Direct Financing Leases:
     -----------------------------------------

     The following lists the components of the net investment in direct financing leases at December 31:

                                                           1999                1998
                                                        -----------         -----------
          Minimum lease payments
            receivable                                  $ 9,316,791         $11,674,487
          Estimated residual values                       1,507,809           1,710,925
          Less unearned income                           (6,284,533)         (8,023,564)
                                                        -----------         -----------
          Net investment in direct
            financing leases                            $ 4,540,067         $ 5,361,848
                                                        ===========         ===========

     The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1999:

          2000                                                    $  584,158
          2001                                                       587,224
          2002                                                       593,235
          2003                                                       597,718
          2004                                                       598,373
          Thereafter                                               6,356,083
                                                                  ----------

                                                                  $9,316,791
                                                                  ==========

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

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


4.   Net Investment in Direct Financing Leases - Continued:
     -----------------------------------------------------

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

     During the year ended December 31, 1999, the tenant of the Shoney's property in Las Vegas, Nevada terminated its lease due to financial difficulties. As a result, the Partnership reclassified the asset from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying amount. No loss on termination of direct financing lease was recorded for financial reporting purposes.

5.   Investment in Joint Ventures:
     ----------------------------

     The Partnership owns a property in Fayetteville, North Carolina, as tenants-in-common with an affiliate of the general partners. As of December 31, 1999, the Partnership owned an 80.44% interest in this property.

     In January 1998, the Partnership acquired a 40.42% interest in an IHOP property in Memphis, Tennessee, as tenants-in-common with affiliates of the general partners. Amounts relating to its investment are included in investment in joint ventures.

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


5.   Investment in Joint Ventures - Continued:
     ----------------------------------------

     In August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the general partners, to construct and hold one restaurant property. As of December 31, 1999, the Partnership had contributed approximately $293,000, of which approximately $158,500 was contributed during 1999, to purchase land and pay construction costs relating to the joint venture. As of December 31, 1999, the Partnership owned a 32.35% interest in this joint venture.

     Columbus Joint Venture and the Partnership and affiliates, as tenants-in-common in two separate tenancy-in-common arrangements, each own and lease one property to operators of national fast-food and family-style restaurants. The following presents the combined, condensed financial information for the joint venture and the properties held as tenants-in-common with affiliates at December 31:

                                                               1999                  1998
                                                             ----------           ----------
               Land and buildings on operating
                 leases, less accumulated
                 depreciation                                $3,240,248           $3,274,577
               Cash                                               7,963                4,825
               Prepaid expenses                                     581                  197
               Accrued rental income                            100,220               56,105
               Liabilities                                       20,919              477,951
               Partners' capital                              3,328,093            2,857,753
               Revenues                                         386,985              284,333
               Net income                                       317,252              235,485

     The Partnership recognized income totalling $158,580, $132,002, and $73,507 for the years ended December 31, 1999, 1998, and 1997, respectively, from the joint ventures and the properties held as tenants-in-common with affiliates of the general partners.

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


6.   Receivables:
     -----------

     During the year ended December 31, 1999, the Partnership accepted a promissory note from the former tenant of the Shoney's property in Las Vegas, Nevada, in the amount of $52,191 representing real estate taxes previously recorded as an expense by the Partnership and past due rental and other amounts, which had been included in receivables for financial statement purposes and for which the Partnership had established an allowance for doubtful accounts. Payments are due in 60 monthly installments of $1,220 including interest at a rate of ten percent per annum, commencing on March 1, 2000, at which time, any accrued and unpaid interest amounts will be capitalized into the principal balance of the note. Due to the uncertainty of collection of the note, the Partnership established an allowance for doubtful accounts. As of December 31, 1999, the balance in the allowance for doubtful accounts relating to this promissory note was $56,540, including accrued interest of $4,349.

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

     Generally, net sales proceeds the sale of properties not in liquidation of the Partnership, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their Limited Partners' 8% Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property, not in liquidation of the Partnership is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


7.   Allocations and Distributions - Continued:
     -----------------------------------------

     Generally, net sales proceeds from a sale of properties in liquidation of the Partnership, will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, (iv) fourth, after allocations of net income, gains and/or losses, to the partners with positive capital account balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

     During the years ended December 31, 1999, 1998, and 1997, the Partnership declared distributions to the limited partners of $3,600,000, $3,690,000, and $3,600,000, respectively. No distributions have been made to the general partners to date.

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


8.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                            1999                 1998                 1997
                                                                         ----------           ----------           ----------
       Net income for financial reporting purposes                       $2,815,008           $2,976,998           $3,660,327

       Depreciation for tax reporting purposes less
         than  depreciation for financial reporting
         purposes                                                            38,885                  809                3,576

       Allowance for loss on building                                            --              266,257                   --

       Direct financing leases recorded as operating
         leases for tax reporting purposes                                   41,327               43,343               37,684

       Loss on termination of direct financing leases                            --                4,471                   --

       Equity in earnings of joint ventures for
         financial reporting purposes in excess of
         equity in earnings of joint ventures for tax
         reporting purposes                                                  (9,081)             (11,217)                (477)

       Gain on sale of land and buildings for
         financial reporting purposes less than (in
         excess of) gain for tax reporting purposes                         (17,919)                  --               23,764

       Allowance for doubtful accounts                                        1,072               88,943               (8,996)

       Accrued rental income                                               (327,785)            (232,408)            (444,650)

       Rents paid in advance                                                (20,042)              (8,443)             (27,405)

       Capitalization of transaction costs for tax
         reporting purposes                                                 212,093               24,652                   --

       Other                                                                     --                  212                   --

                                                                         ----------           ----------           ----------
       Net income for federal income tax purposes                        $2,733,558           $3,153,617           $3,243,823
                                                                         ==========           ==========           ==========

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


9.   Related Party Transactions:
     --------------------------

     One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc., CNL Fund Advisors, Inc. (the "Advisor") was a majority owned subsidiary of CNL Financial Group, Inc. until it merged with CNL American Properties Fund, Inc. ("APF"), effective September 1, 1999. The individual general partners are stockholders and directors of APF.

     The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisors an annual management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Affiliates. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Affiliates shall determine. The Partnership incurred management fees of $37,385, $38,570, and $40,087,for the years ended December 31, 1999, 1998, and 1997, respectively.

     The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties, based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate Limited Partners' 8% Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


9.   Related Party Transactions - Continued:
     --------------------------------------

     During the years ended December 31, 1999, 1998, and 1997, the Advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger as described in Note 11. The Partnership incurred $138,583, $102,840, and $89,270 for the years ended December 31, 1999, 1998, and 1997, respectively, for such services.

     The due to related parties at December 31, 1999 and 1998 totalled $73,853 and $26,476, respectively.

10.  Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental income from the joint venture and the properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                                                     1999          1998           1997
                                                  ----------    ----------     ----------
       Phoenix Restaurant Group, Inc.
           (formerly known as DenAmerica
           Corporation)                           $1,143,192    $1,164,160     $1,046,845

       Golden Corral Corporation                     968,456       971,344        979,009
       Jack in the Box, Inc.
           (formerly known as
           Foodmaker, Inc.)
                                                     556,610       558,466        556,610

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


10.  Concentration of Credit Risk - Continued:
     ----------------------------------------

     In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental income from the joint venture and the properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                                            1999            1998           1997
                                         ----------      ----------     ----------
       Denny's                           $1,143,192      $1,164,160     $1,164,928
       Golden Corral Family
        Steakhouse Restaurants              968,456         971,344        979,009
       Jack in the Box                      556,610         558,466        556,610
       Boston Market                            N/A         467,043        329,300

     The information denoted by N/A indicates that for each period presented, the tenant or group of affiliated tenants and the chain did not represent more than ten percent of the Partnership's total rental and earned income.

     Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

     In October 1998, Finest Foodservice, L.L.C. and Boston Chicken, Inc., the tenants of four Boston Market properties filed for bankruptcy and rejected the leases relating to two properties. In November 1999, the Partnership sold one of the vacant properties. The Partnership will not recognize any rental and earned income from the one remaining, vacant property until a new tenant for the property is located, or until the property is sold and the proceeds from such sale are reinvested in an additional property. While the tenants have not rejected or affirmed the remaining two leases, there can be no assurance that some or all of the leases will not be rejected in the future. The lost revenues resulting from the two leases that were rejected, as described above, and the possible rejection of the remaining two leases could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease these properties in a timely manner.

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


11.  Termination of Merger:
     ---------------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

     The General Partners of the Registrant are James M. Seneff, Jr., Robert A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

     James M. Seneff, Jr., age 53, Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. Mr. Seneff has served as a director and Chairman of the Board since inception in 1994, and served as Chief Executive Officer from 1994 through August 1999, of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. until it merged with the company in September 1999. In addition, he serves as a director, Chairman of the Board and Chief Executive Officer of CNL Health Care Properties, Inc., as well as CNL Health Care Corp., the advisor to the company. He also serves as director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Since 1992, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a director, Chairman of the Board and Chief Executive Officer of the following affiliated companies since formation: CNL Securities Corp., since 1979; CNL Investment Company, since 1990; and CNL Institutional Advisors, a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNLBank. Mr. Seneff served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration is Florida's principal investment advisory and money management agency and oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

     Robert A. Bourne, age 52, Since joining CNL Securities Corp. in 1979, Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is the President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Mr. Bourne has served as a director since inception in 1994, President from 1994 through February 1999, Treasurer from February 1999 through August 1999, and Vice Chairman of the Board since February 1999 of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served in the following positions for CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. prior to its merger with CNL American Properties Fund, Inc.: director from 1994 through August 1999, Treasurer from July 1998 through August 1999, President from 1994 through September 1997, and Vice Chairman of the Board from September 1997 through August 1999. Mr. Bourne is a director and President of CNL Health Care Properties, Inc., as well as a director and President of CNL Health

Care Corp., the advisor to the company. He is also a director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Mr. Bourne also serves as a director of CNLBank. He has served as a director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne holds the following positions for these affiliates of CNL Financial Group, Inc.: director, President and Treasurer of CNL Investment Company; director, President, Treasurer, and Registered Principal of CNL Securities Corp., a subsidiary of CNL Investment Company and director, President, Treasurer, and Chief Investment Officer of CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of tax manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

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

     CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 450 South Orange Avenue, Orlando, Florida 32801. CNL Fund Advisors, Inc. was a majority owned subsidiary of CNL Financial Group, Inc., until its merger effective September 1, 1999. On September 1, 1999, CNL American Properties Fund, Inc. acquired CNL Fund Advisors, Inc. and was organized to perform property acquisition, property management and other services.

     CNL Financial Group, Inc., which was the parent company of CNL Fund Advisors, Inc. through August 1999, was organized in 1980 under the laws of the State of Florida. CNL Financial Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Financial Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Holdings, Inc., the Parent company of CNL Financial Group, Inc.

     The following persons serve as operating officers of CNL Financial Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Financial Group, Inc. and its affiliated companies.

     Curtis B. McWilliams, age 44, joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President through August 1999. He serves as Chief Executive Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Financial Group, Inc. through August 1999. Mr. McWilliams served as President of CNL American Properties Fund, Inc. from February 1999 through August 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

     John T. Walker, age 41, serves as President and Chief Operating Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Executive Vice President of CNL American Properties Fund, Inc. from January 1996 through August 1999, as Chief Operating Officer since March 1995 through August 1999, and previously served as Senior Vice President from December 1994 through August 1999. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996 through August 1999, Chief Operating Officer from April 1995 through August 1999, and previously served as Senior Vice President from

November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. As of September 1, 1999, Mr. Walker serves as President for CNL American Properties Fund, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

     Lynn E. Rose, age 51, Ms. Rose served as Secretary of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and served as Treasurer from 1994 through February 1999. She also served as Treasurer of CNL Fund Advisors, Inc., from 1994 through July 1998, and served as Secretary and a director from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc.
In addition, she is Secretary and Treasurer of CNL Health Care Properties, Inc., and serves as Secretary of its subsidiaries. In addition, she serves as Secretary, Treasurer and a director of CNL Health Care Corp., the advisor. to the company. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as Secretary, Treasurer and a director of CNL Hospitality Corp., its Advisor, and as Secretary of the subsidiaries of the company. Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc., its advisor, from its inception in 1991 through 1997. She also served as Treasurer of CNL Realty Advisors, Inc. from 1991 through February 1996. Ms. Rose, a certified public accountant, has served as Secretary of CNL Financial Group, Inc. (formerly CNL Group, Inc.) since 1987, served as Controller from 1987 to 1993 and has served as Chief Financial Officer since 1993. She also serves as Secretary of the subsidiaries of CNL Financial Group, Inc. and holds various other offices in the subsidiaries. In addition, she serves as Secretary for approximately 50 additional corporations affiliated with CNL Financial Group, Inc. and its subsidiaries. Ms. Rose oversees the tax and legal compliance for over 375 corporations, partnerships and joint ventures, and the accounting and financial reporting for over 200 entities. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

     Jeanne A. Wall, age 41, Ms. Wall served as Executive Vice President of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and as Executive Vice President of CNL Fund Advisors, Inc., its advisor, from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc. Ms. Wall also serves as Executive Vice President of CNL Health Care Properties, Inc. and CNL Health Care Corp., the Advisor to the Company. Ms. Wall also serves as Executive Vice President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, and serves as Executive Vice President and a director of CNL Hospitality Corp., its advisor. She also serves as a director for CNLBank. Ms. Wall serves as Executive Vice President of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. and in 1985, became Vice President. In 1987, she became a Senior Vice President and in July 1997, became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, communications and investor services for programs offered through participating brokers. Ms. Wall also served as Senior Vice President of CNL Institutional Advisors Inc., a registered investment advisor, from 1990 to 1993. Ms. Wall served as Vice President of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 through 1997, and served as Vice President of CNL Realty Advisors, Inc. from its inception in 1991 through 1997. Ms. Wall currently serves as a trustee on the Board of the Investment Program Association, is a member of the Corporate Advisory Council for the International Association for Financial Planning and is a member of IWF, International Women's Forum. In addition, she previously served on the Direct Participation Program committee for the National

Association of Securities Dealers, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp.

     Steven D. Shackelford, age 36, a certified public accountant, serves as Senior Vice President, Chief Financial Officer, and Secretary of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Chief Financial Officer of CNL American Properties Fund, Inc. from January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 through August 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.


Item 11.  Executive Compensation

     Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     As of March 15, 2000, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

     The following table sets forth, as of March 15, 2000, the beneficial ownership interests of the General Partners in the Registrant.

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

Item 13.  Certain Relationships and Related Transactions

      The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1999, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                           Amount Incurred
     Type of Compensation                                                                    For the Year
         and Recipient                         Method of Computation                    Ended December 31, 1999
-------------------------------      ----------------------------------------      ---------------------------------
  Reimbursement to affiliates          Operating expenses are reimbursed at          Operating expenses incurred on
  for operating expenses               the lower of cost or 90 percent of            behalf of the Partnership:
                                       the prevailing rate at which                  $174,461
                                       comparable services could have been
                                       obtained in the same geographic area.         Accounting
                                       Affiliates of the General Partners            and administrative services:
                                       from time to time incur certain               $138,583
                                       operating expenses on behalf of the
                                       Partnership for which the Partnership
                                       reimburses the affiliates without
                                       interest.

Annual management fee to               One percent of the sum of gross               $37,385
affiliates                             revenues from Properties wholly
                                       owned by the Partnership plus the
                                       Partnership's allocable share of
                                       gross revenues of joint ventures in
                                       which the Partnership is a
                                       co-venturer.  The management fee,
                                       which will not exceed competitive
                                       fees for comparable services in the
                                       same geographic area, may or may not
                                       be taken, in whole or in part as to
                                       any year, in the sole discretion of
                                       the affiliates.  All of any portion
                                       of the management fee not taken as to
                                       any fiscal year shall be deferred
                                       without interest and may be taken in
                                       such other fiscal year as the
                                       affiliates shall determine.

                                                                                             Amount Incurred
     Type of Compensation                                                                     For the Year
         and Recipient                         Method of Computation                     Ended December 31, 1999
-------------------------------      ----------------------------------------      ---------------------------------
 Deferred, subordinated real           A deferred, subordinated real estate         $-0-
 estate disposition fee                disposition fee, payable upon sale of
 payable to affiliates                 one or more Properties, in an amount
                                       equal to the lesser of (i) one-half
                                       of a competitive real estate
                                       commission, or (ii) three percent of
                                       the sales price of such Property or
                                       Properties.  Payment of such fee
                                       shall be made only if affiliates of
                                       the General Partners provide a
                                       substantial amount of services in
                                       connection with the sale of a
                                       Property or Properties and shall be
                                       subordinated to certain minimum
                                       returns to the Limited Partners.
                                       However, if the net sales proceeds
                                       are reinvested in a replacement
                                       Property, no such real estate
                                       disposition fee will be incurred
                                       until such replacement Property is
                                       sold and the net sales proceeds are
                                       distributed.

 General Partners' deferred,           A deferred, subordinated share equal         $-0-
 subordinated share of                 to one percent of Partnership
 Partnership net cash flow             distributions of net cash flow,
                                       subordinated to certain minimum
                                       returns to the Limited Partners.

 General Partners' deferred,           A deferred, subordinated share equal         $-0-
 subordinated share of                 to five percent of Partnership
 Partnership net sales                 distributions of such net sales
 proceeds from a sale or sales         proceeds, subordinated to certain
 of Properties not in                  minimum returns to the Limited
 liquidation of Partnership            Partners

                                                                                             Amount Incurred
     Type of Compensation                                                                     For the Year
         and Recipient                         Method of Computation                     Ended December 31, 1999
-------------------------------      ----------------------------------------      ---------------------------------
 General Partners' share of            Distributions of net sales proceeds           $-0-
 Partnership net sales                 from a sale or sales of substantially
 proceeds from a sale or sales         all of the Partnership's assets will
 in liquidation of the                 be distributed in the following order
 Partnership                           or priority:  (i) first, to pay all
                                       debts and liabilities of the
                                       Partnership and to establish
                                       reserves; (ii) second, to Partners
                                       with positive capital account
                                       balances, determined after the
                                       allocation of net income, net loss,
                                       gain and loss, in proportion to such
                                       balances, up to amounts sufficient to
                                       reduce such balances to zero; and
                                       (iii) thereafter, 95% to the Limited
                                       Partners and 5% to the General
                                       Partners.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report.

     1.  Financial Statements

          Report of Independent Certified Public Accountants

          Balance Sheets at December 31, 1999 and 1998

          Statements of Income for the years ended December 31, 1999, 1998, and 1997

          Statements of Partners' Capital for the years ended December 31, 1999, 1998, and 1997

          Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

          Notes to Financial Statements

     2.  Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998, and 1997

          Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

          Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

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

          27    Financial Data Schedule (Filed herewith.)

     (b) The Registrant filed no reports on Form 8-K during the period October 1, 1999 through December 31, 1999.

     (c)  Not applicable.

     (d)  Other Financial Information.

          The Partnership is required to file audited financial information of two of its tenants (Phoenix Restaurant Group, Inc. and Golden Corral Corporation) as a result of these two tenants each leasing more than 20 percent of the Partnership's total assets for the year ended December 31, 1999. Phoenix Restaurant Group, Inc. is a public company and as of the date hereof, had not filed its Form 10-K; therefore, the financial statements are not available to the Partnership to include in this filing. The Partnership will file this financial information under cover of a Form 10K/A as soon as it is available. Golden Corral Corporation is a privately-held company and its financial information is not available to the Partnership to include in this filing. The Partnership will file this financial information under cover of a Form 10-K/A as soon as it is available.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 2000.


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

           Signature                               Title                                Date
           ---------                               ------                               ----
/s/ Robert A. Bourne                   President, Treasurer and Director            March 23, 2000
--------------------------------
Robert A. Bourne                       (Principal Financial and Accounting
                                       Officer)

/s/ James M. Seneff, Jr.               Chief Executive Officer and Director         March 23, 2000
--------------------------------
James M. Seneff, Jr.                   (Principal Executive Officer)

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997

                                                       Additions                        Deductions
                                               --------------------------        --------------------------
                                                                                                 Collected
                                                                                                 or Deter-
                                Balance at     Charged to     Charged to           Deemed        mined to       Balance
                                Beginning      Costs and         Other           Uncollec-        be Col-        at End
Year      Description            of Year        Expenses       Accounts            tible         lectible       of Year
-----   -----------------      ----------      ----------     ----------        ----------      ----------     ----------
1997     Allowance for
           doubtful
           accounts (a)         $  9,875         $   --        $  7,918 (b)       $ 16,693 (c)     $    221       $     879
                                ========         ======        ========           ========         ========       =========
1998     Allowance for
           doubtful
           accounts (a)         $    879         $   --        $ 89,822 (b)       $    879 (c)     $     --       $  89,822
                                ========         ======        ========           ========         ========       =========
1999     Allowance for
           doubtful
           accounts (a)         $ 89,822         $   --        $ 60,801 (b)       $ 59,241 (c)     $    488       $  90,894
                                ========         ======        ========           ========         ========       =========

  (a) Deducted from receivables on the balance sheet.

  (b) Reduction of rental and other income.

  (c) Amounts written off as uncollectible.

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
           ---------------------------------------------------------
                               December 31, 1999

                                                                             Costs Capitalized
                                                                               Subsequent To           Gross Amount at Which
                                                       Initial Cost             Acquisition         Carried at Close of Period (g)
                                                 --------  --------------  ----------------------  -------------------------------
                                     Encum-                 Buildings and   Improve-    Carrying                    Buildings and
                                     brances       Land     Improvements     ments       Costs       Land           Improvements
                                   -----------   --------  --------------  ----------  ----------  ---------       --------------
Properties the Partnership
  has Invested in Under
  Operating Leases:

   Arby's Restaurant:
     Indianapolis, Indiana             -         $ 315,276   $  591,993            -          -     $315,276           $591,993

    Big Boy's Restaurant:
     Las Vegas, Nevada (i)             -           426,238      780,454      150,000          -      426,238            930,454

    Boston Market Restaurants:
     St. Cloud, Minnesota              -           502,786      645,127            -          -      502,786            645,127
     Columbia Heights, Minnesota       -           277,576      725,953            -          -      277,576            725,953


    Checkers Drive-In Restaurants:
     Conyers, Georgia                  -           363,553            -            -          -      363,553                  -
     Lake Worth, Florida               -           325,301            -            -          -      325,301                  -
     Ocala, Florida                    -           289,578            -            -          -      289,578                  -
     Pompano Beach, Florida            -           373,491            -            -          -      373,491                  -
     Tampa, Florida                    -           372,176            -            -          -      372,176                  -
     Tampa, Florida                    -           221,715            -            -          -      221,715                  -

    Denny's Restaurants:
     Tucson, Arizona                   -           218,353            -            -          -      218,353                 (d)
     Idaho Falls, Idaho                -           552,186            -      692,274          -      552,186            692,274
     Branson, Missouri                 -         1,160,979            -    1,010,688          -    1,160,979          1,010,688
     Dover, Ohio                       -           266,829            -            -          -      266,829                 (d)
     Salina, Kansas                    -           261,154            -            -          -      261,154                 (d)
     Moab, Utah                        -           435,927            -            -          -      435,927                 (d)
     Mesquite, Texas                   -           403,548      650,659            -          -      403,548            650,659
     Temple, Texas                     -           306,866      677,659            -          -      306,866            677,659

    Golden Corral Family
     Steakhouse Restaurants:
      Fort  Collins, Colorado          -           566,943            -    1,122,500          -      566,943          1,122,500
      Hickory, North Carolina (h)      -           761,108            -    1,001,893          -      761,108          1,001,893
      Independence, Missouri (h)       -           781,761            -    1,147,538          -      781,761          1,147,538
      Baytown, Texas                   -           446,240            -      971,766          -      446,240            971,766
      Rosenburg, Texas                 -           320,133            -      804,428          -      320,133            804,428
      Farmington, New Mexico (m)       -           523,584            -      870,136          -      523,584            870,136

    IHOP Restaurant:
     Ft. Worth, Texas                  -           364,634      554,302            -          -      364,634            554,302
                                                                                                        Life on Which
                                                                                                        Depreciation in
                                                                                 Date                   Latest Income
                                              ----------     Accumulated        of Con-       Date       Statement is
                                                 Total       Depreciation      Struction    Acquired       Computed
                                              ----------   ---------------    -----------  ----------  ----------------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Arby's Restaurant:
     Indianapolis, Indiana                       $ 907,269   $   86,244         1978         08/95          (c)

    Big Boy's Restaurant:
     Las Vegas, Nevada (i)                       1,356,692       27,173         1992         05/95          (i)

    Boston Market Restaurants:
     St. Cloud, Minnesota                        1,147,913       92,336         1995         09/95          (c)
     Columbia Heights, Minnesota                 1,003,529       97,788         1995         12/95          (c)


    Checkers Drive-In Restaurants:
     Conyers, Georgia                              363,553           (b)           -         12/94          (b)
     Lake Worth, Florida                           325,301           (b)           -         12/94          (b)
     Ocala, Florida                                289,578           (b)           -         12/94          (b)
     Pompano Beach, Florida                        373,491           (b)           -         12/94          (b)
     Tampa, Florida                                372,176           (b)           -         12/94          (b)
     Tampa, Florida                                221,715           (b)           -         12/94          (b)

    Denny's Restaurants:
     Tucson, Arizona                               218,353           (e)        1995         10/94          (e)
     Idaho Falls, Idaho                          1,244,460      104,286         1995         01/95          (c)
     Branson, Missouri                           2,171,667      136,481         1995         03/95          (c)
     Dover, Ohio                                   266,829           (e)        1971         03/95          (e)
     Salina, Kansas                                261,154           (e)        1995         04/95          (e)
     Moab, Utah                                    435,927           (e)        1995         06/95          (e)
     Mesquite, Texas                             1,054,207       94,019         1995         08/95          (c)
     Temple, Texas                                 984,525       97,920         1975         08/95          (c)

    Golden Corral Family
     Steakhouse Restaurants:
      Fort  Collins, Colorado                    1,689,443      179,677         1995         10/94          (c)
      Hickory, North Carolina (h)                1,763,001      167,074         1994         11/94          (c)
      Independence, Missouri (h)                 1,929,299      191,361         1994         11/94          (c)
      Baytown, Texas                             1,418,006      153,548         1995         01/95          (c)
      Rosenburg, Texas                           1,124,561      118,724         1995         05/95          (c)
      Farmington, New Mexico (m)                 1,393,720      110,123         1996         01/96          (c)

    IHOP Restaurant:
     Ft. Worth, Texas                              918,936       70,654         1994         03/96          (c)

                             CNL INCOME FUND XVI,
                                     LTD.
                              (A Florida Limited
                                 Partnership)
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
           ---------------------------------------------------------
                               December 31, 1999

                                                                                      Costs Capitalized
                                                                                        Subsequent To
                                                            Initial Cost                 Acquisition
                                                     ------------ --------------    ----------------------
                                        Encum-                     Buildings and      Improve-   Carrying
                                        brances        Land        Improvements        ments      Costs
                                      -----------    ------------ --------------    ----------- ----------
   Jack in the Box Restaurants:
     Brownsville, Texas                    -             553,671               -        658,282         -
     Grand Prairie, Texas                  -             439,950               -        636,524         -
     Rancho Cordova,                       -             401,302         595,722              -         -
     California (h)
     Temple City, California (h)           -             744,493         225,404              -         -
     Texas City, Texas (h)                 -             403,476         568,053              -         -

   KFC Restaurant:
     Concordia, Missouri                   -             188,759               -        434,369         -

   Long John Silver's Restaurants:
     Celina, Ohio (l)                      -             109,130               -        425,145         -
     Charlotte, North Carolina             -             313,200               -        415,695         -
     Copperas Cove, Texas                  -             162,000               -              -         -
     Kansas City, Missouri                 -             370,204               -        433,058         -
     Silver City, New Mexico               -             116,767         183,174              -         -

   Wendy's Old Fashioned
     Hamburgers Restaurant:
      Washington, District of
      Columbia                             -             393,963         567,626              -         -
                                                     -----------   -------------   ------------ ---------

                                                     $15,034,850      $6,766,126    $10,774,296         -
                                                     ===========   =============   ============ =========

Property in Which the Partnership
   has an 80.44% Interest as
   Tenants-in-Common and has
   Invested in Under an Operating
   Lease:

      Boston Market Restaurant:
      Fayetville, North Carolina (h)       -         $   377,800      $  587,700              -         -
                                                     ===========   =============   ============ =========
                                            Gross Amount at Which                                                    Life on Which
                                         Carried at Close of Period (g)                                              Depreciation in
                                       -----------------------------------------                 Date                 Latest Income
                                                      Buildings and              Accumulated    of Con-     Date       Statement is
                                          Land        Improvements       Total   Depreciation  struction   Acquired     Computed
                                       ------------ ----------------  ---------- ------------- ---------  ----------  -------------
   Jack in the Box Restaurants:
     Brownsville, Texas                     553,671       658,282      1,211,953    109,037      1995       10/94          (c)
     Grand Prairie, Texas                   439,950       636,524      1,076,474    101,422      1995       10/94          (c)
     Rancho Cordova,                        401,302       595,722        997,024    102,660      1985       10/94          (c)
     California (h)
     Temple City, California (h)            744,493       225,404        969,897     38,844      1984       10/94          (c)
     Texas City, Texas (h)                  403,476       568,053        971,529     97,892      1991       10/94          (c)

   KFC Restaurant:
     Concordia, Missouri                    188,759       434,369        623,128     59,939      1995       09/95          (c)

   Long John Silver's Restaurants:
     Celina, Ohio (l)                       109,130       425,145        534,275     13,153      1995       10/94          (k)
     Charlotte, North Carolina              313,200       415,695        728,895     65,011      1995       12/94          (c)
     Copperas Cove, Texas                   162,000            (d)       162,000         (e)     1994       12/94          (e)
     Kansas City, Missouri                  370,204       433,058        803,262     69,042      1995       12/94          (c)
     Silver City, New Mexico                116,767       183,174        299,941     24,841      1982       12/95          (c)

   Wendy's Old Fashioned
     Hamburgers Restaurant:
      Washington, District of
      Columbia                              393,963       567,626        961,589     95,435      1983       12/94          (c)
                                        ----------- -------------    ----------- ----------

                                        $15,034,850   $17,540,422    $32,575,272 $2,504,684
                                        =========== =============    =========== ==========

Property in Which the Partnership
   has an 80.44% Interest as
   Tenants-in-Common and has
   Invested in Under an Operating
   Lease:

      Boston Market Restaurant:
      Fayetville, North Carolina (h)    $   377,800   $   587,700    $   965,500 $   63,538      1996       10/96          (c)
                                        =========== =============    =========== ==========

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
           ---------------------------------------------------------
                               December 31, 1999

                                                                               Costs Capitalized
                                                                                 Subsequent To           Gross Amount at Which
                                                     Initial Cost                 Acquisition         Carried at Close of Period (g)
                                                ------------ --------------  ----------------------  -------------------------------
                                     Encum-                   Buildings and    Improve-    Carrying                   Buildings and
                                     brances        Land      Improvements      ments       Costs        Land         Improvements
                                   -----------  ------------ --------------  ----------- ----------  ------------    --------------
Property in Which the Partnership
   has a 40.42% Interest as Tenants-
   in-Common and has Invested in
   Under an Operating Lease:

     IHOP Restaurant:
       Memphis, Tennessee               -       $   678,890      $  825,076            -         -    $   678,890     $   825,076
                                                ===========   =============  =========== =========   ============    ============

Property of Joint Venture in
   Which the Partnership has a
   32.35% Interest

     Arby's Restaurant:
       Columbus, Ohio                   -       $   406,976               -  $   498,804         -    $   406,976     $   498,804
                                                ===========   =============  =========== =========   ============    ============

Properties the Partnership has
   Invested in Under Direct
   Financing Leases:

     Boston Market Restaurant:
       Indianapolis, Indiana (j)        -       $   184,014      $  577,320            -         -             (d)             (d)

     Denny's Restaurants:
       Tucson, Arizona                  -                 -               -      539,769         -              -              (d)
       Bucyrus, Ohio                    -           139,003         155,194      273,858         -             (d)             (d)
       Dover, Ohio                      -                 -         200,612      236,270         -              -              (d)
       Salina, Kansas                   -                 -               -      677,539         -              -              (d)
       Moab, Utah                       -                 -               -      718,578         -              -              (d)

     Long John Silver's Restaurants:
       Clovis, New Mexico               -           127,607         425,282            -         -             (d)             (d)
       Copperas Cove, Texas             -                 -         424,319            -         -              -              (d)
                                                -----------   -------------  ----------- ---------


                                                $   450,624      $1,782,727  $ 2,446,014         -
                                                ===========   =============  =========== =========
                                                                                                                 Life on Which
                                                                                                                Depreciation in
                                                                                       Date                     Latest Income
                                                -----------        Accumulated       of Con-        Date         Statement is
                                                   Total           Depreciation     stuction      Acquired         Computed
                                                -----------      ---------------  -----------   ------------    --------------
Property in Which the Partnership
   has a 40.42% Interest as Tenants-
   in-Common and has Invested in
   Under an Operating Lease:

     IHOP Restaurant:
       Memphis, Tennessee                       $ 1,503,966          $   54,145        1997          01/98          (c)
                                                ===========          ==========

Property of Joint Venture in
   Which the Partnership has a
   32.35% Interest

     Arby's Restaurant:
       Columbus, Ohio                           $   905,780          $   17,315        1999          08/98          (c)
                                                ===========          ==========

Properties the Partnership has
   Invested in Under Direct
   Financing Leases:

     Boston Market Restaurant:
       Indianapolis, Indiana (j)                         (d)                 (f)       1995          05/95          (f)

     Denny's Restaurants:
       Tucson, Arizona                                   (d)                 (e)       1995          10/94          (e)
       Bucyrus, Ohio                                     (d)                 (f)       1973          03/95          (f)
       Dover, Ohio                                       (d)                 (e)       1971          03/95          (e)
       Salina, Kansas                                    (d)                 (e)       1995          04/95          (e)
       Moab, Utah                                        (d)                 (e)       1995          06/94          (e)

     Long John Silver's Restaurants:
       Clovis, New Mexico                                (d)                 (f)       1976          12/94          (f)
       Copperas Cove, Texas                              (d)                 (e)       1994          12/94          (e)

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

       NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
       ----------------------------------------------------------------

                               December 31, 1999


(a) Transactions in real estate and accumulated depreciation during 1999, 1998, and 1997, are summarized as follows:

                                                                                                   Accumulated
                                                                              Cost                 Depreciation
                                                                       ------------------      --------------------
Properties the Partnership has Invested
  in Under Operating Leases:

     Balance, December 31, 1996                                               $32,641,909                $  875,560
     Dispositions                                                                (545,472)                       --
     Depreciation expense                                                              --                   561,883
                                                                       ------------------      --------------------

     Balance, December 31, 1997                                                32,096,437                 1,437,443
     Reclassified from direct financing leases                                    534,275                        --
     Acquisitions                                                                   3,545                        --
     Reimbursement of construction costs (m)                                     (210,259)                  (48,611)
     Depreciation expense                                                              --                   553,360
                                                                       ------------------      --------------------

     Balance, December 31, 1998                                                32,423,998                 1,942,192
     Reclassified from direct financing leases                                    780,454                        --
     Acquisitions                                                                 150,000                        --
     Dispositions                                                                (779,180)                  (23,630)
     Depreciation expense                                                              --                   586,122
                                                                       ------------------      --------------------

     Balance, December 31, 1999                                               $32,575,272                $2,504,684
                                                                       ==================      ====================

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                           DEPRECIATION - CONTINUED
                           ------------------------

                               December 31, 1999

                                                                                                            Accumulated
                                                                                 Cost                       Depreciation
                                                                        ------------------------     ------------------------
Property in Which the Partnership has an 80.44%
  Interest as Tenants-in-Common and has Invested in
  Under an Operating Lease:

   Balance, December 31, 1996                                                         $  965,500                      $ 4,768
   Depreciation expense                                                                       --                       19,590
                                                                        ------------------------     ------------------------

   Balance, December 31, 1997                                                            965,500                       24,358
   Depreciation expense                                                                       --                       19,590
                                                                        ------------------------     ------------------------

   Balance, December 31, 1998                                                            965,500                       43,948
   Depreciation expense                                                                       --                       19,590
                                                                        ------------------------     ------------------------

   Balance, December 31, 1999                                                         $  965,500                      $63,538
                                                                        ========================     ========================

Property in Which the Partnership has a 40.42% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

   Balance, December 31, 1997                                                         $       --                      $    --
   Acquisition                                                                         1,503,966                           --
   Depreciation expense                                                                       --                       26,642
                                                                        ------------------------     ------------------------

   Balance, December 31, 1998                                                          1,503,966                       26,642
   Depreciation expense                                                                       --                       27,503
                                                                        ------------------------     ------------------------

   Balance, December 31, 1999                                                         $1,503,966                      $54,145
                                                                        ========================     ========================

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                           DEPRECIATION - CONTINUED
                           ------------------------

                               December 31, 1999

                                                                                                            Accumulated
                                                                                   Cost                     Depreciation
                                                                        ------------------------     ------------------------
Property of Joint Venture in Which the Partnership has
  a 32.35% Interest and has Invested in Under an
  Operating Lease:

   Balance, December 31, 1997                                             $                   --       $                   --
   Acquisition                                                                           875,701                           --
   Depreciation (m)                                                                           --                           --
                                                                        ------------------------     ------------------------

   Balance, December 31, 1998                                                            875,701                           --
   Acquisition                                                                            30,079                           --
   Depreciation                                                                               --                       17,315
                                                                        ------------------------     ------------------------

   Balance, December 31, 1999                                                           $905,780                      $17,315
                                                                        ========================     ========================

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

(g) As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership and the joint venture for federal income tax purposes was $37,246,148 and $3,374,245, respectively. All of the leases are treated as operating leases for federal income tax purposes.

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                           DEPRECIATION - CONTINUED
                           ------------------------

                               December 31, 1999



(h) During the years ended December 31, 1996 and 1994, the Partnership, and an affiliate as tenants-in-common, purchased land and buildings from CNL BB Corp., an affiliate of the General Partners, for an aggregate cost of $775,000 and $4,094,922, respectively.

(i) Effective February 23, 1999, the lease for this Property was terminated, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value as of February 23, 1999, and depreciated over its remaining estimated life of approximately 26 years.

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

(m) During the year ended December 31, 1998, the Partnership received reimbursements from the developer upon final construction costs reconciliation. In connection therewith, the land and building values were adjusted down accordingly.

                                 EXHIBIT INDEX


Exhibit Number
--------------

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