Form 10-Q
period 2000-03-31
CNL INCOME FUND XVI LTD
filed 2000-05-12
CIK 913058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                March 31, 2000
                                          --------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _________________________ to ____________________


                             Commission file number
                                     0-26218
                     ---------------------------------------


                                             CNL Income Fund XVI, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                                        59-3198891
------------------------------------------------------              ------------------------------------------------
(State or other jurisdiction of                                                    (I.R.S. Employer
incorporation or organization)                                                    Identification No.)

450 South Orange Ave.
Orlando, Florida                                                                     32801 - 3336
------------------------------------------------------              ------------------------------------------------
      (Address of principal executive offices)                                        (Zip Code)


Registrant's telephone number
(including area code)                                                               (407) 540-2000
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

                  Condensed Statements of Cash Flows

                  Notes to Condensed Financial Statements

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk

Part II

   Other Information

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             March 31,             December 31,
                                                                               2000                    1999
                                                                         ------------------     -------------------
                             ASSETS

Land and buildings on operating leases, less
    accumulated depreciation and allowance for loss on land and
    buildings                                                                 $ 29,258,523            $ 29,804,331
Net investment in direct financing leases                                        4,529,236               4,540,067
Investment in joint ventures                                                     1,648,296               1,650,860
Cash and cash equivalents                                                        1,509,748               1,637,753
Lease costs, less accumulated amortization of $2,160 and
    $1,348, respectively                                                            37,763                  24,518
Receivables, less allowance for doubtful accounts
    of $210,413 and $90,894, respectively                                          232,014                 287,757
Prepaid expenses                                                                     3,575                  13,121
Accrued rental income, less allowance for doubtful accounts of
    $7,762 and $6,098, respectively                                              1,804,811               1,752,566
                                                                         ------------------     -------------------

                                                                              $ 39,023,966            $ 39,710,973
                                                                         ==================     ===================

               LIABILITIES AND PARTNERS' CAPITAL

Construction costs payable                                                      $  150,000              $  150,000
Accounts payable                                                                    44,795                 131,113
Accrued and escrowed real estate taxes payable                                      15,553                   5,860
Distributions payable                                                              900,000                 900,000
Due to related parties                                                             104,037                  73,853
Rents paid in advance and deposits                                                  66,602                  43,215
                                                                         ------------------     -------------------
    Total liabilities                                                            1,280,987               1,304,041

Partners' capital                                                               37,742,979              38,406,932
                                                                         ------------------     -------------------

                                                                              $ 39,023,966            $ 39,710,973
                                                                         ==================     ===================
See accompanying notes to condensed financial statements

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                    2000               1999
                                                                                --------------    ---------------
     Revenues:
      Rental income from operating leases                                           $ 776,690          $ 798,369
      Earned income from direct financing leases                                       89,164            133,545
      Interest and other income                                                        42,267             19,953
                                                                                --------------    ---------------
                                                                                      908,121            951,867
                                                                                --------------    ---------------

  Expenses:
      General operating and administrative                                             50,320             47,619
      Professional services                                                            20,903              9,327
      Management fees to related party                                                  8,675              9,001
      Real estate taxes                                                                14,844             17,153
      State and other taxes                                                            26,683             23,165
      Depreciation and amortization                                                   146,129            144,854
      Transaction costs                                                                43,298             33,158
                                                                                --------------    ---------------
                                                                                      310,852            284,277
                                                                                --------------    ---------------

  Income Before Equity in Earnings of Joint Ventures and
      Provision for Loss on Land and Buildings                                        597,269            667,590

  Equity in Earnings of Joint Ventures                                                 39,269             37,806

  Provision for Loss on Land and Buildings                                           (400,491 )               --
                                                                                --------------    ---------------

  Net Income                                                                        $ 236,047          $ 705,396
                                                                                ==============    ===============

  Allocation of Net Income:
      General partners                                                              $   4,835          $   7,054
      Limited partners                                                                231,212            698,342
                                                                                --------------    ---------------

                                                                                    $ 236,047          $ 705,396
                                                                                ==============    ===============

  Net Income Per Limited Partner Unit                                                $   0.05           $   0.16
                                                                                ==============    ===============

  Weighted Average Number of Limited Partner
      Units Outstanding                                                             4,500,000          4,500,000
                                                                                ==============    ===============

See accompanying notes to condensed financial statements

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                         Quarter Ended           Year Ended
                                                                           March 31,            December 31,
                                                                              2000                  1999
                                                                       -------------------    -----------------
General partners:
    Beginning balance                                                         $   160,017           $  131,300
    Net income                                                                      4,835               28,717
                                                                       -------------------    -----------------
                                                                                  164,852              160,017
                                                                       -------------------    -----------------

Limited partners:
    Beginning balance                                                          38,246,915           39,060,624
    Net income                                                                    231,212            2,786,291
    Distributions ($0.20 and $0.80 per limited
       partner unit, respectively)                                               (900,000 )         (3,600,000 )
                                                                       -------------------    -----------------
                                                                               37,578,127           38,246,915
                                                                       -------------------    -----------------

Total partners' capital                                                      $ 37,742,979         $ 38,406,932
                                                                       ===================    =================

See accompanying notes to condensed financial statements

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   Quarter Ended
                                                                                     March 31,
                                                                               2000              1999
                                                                          ---------------    --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                  $ 786,052         $ 847,198
                                                                          ---------------    --------------

    Cash Flows from Investing Activities:
       Investment in joint ventures                                                   --          (145,235 )
       Payment of lease costs                                                    (14,057 )              --
                                                                          ---------------    --------------
          Net cash used in investing activities                                  (14,057 )        (145,235 )
                                                                          ---------------    --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                        (900,000 )        (900,000 )
                                                                          ---------------    --------------
          Net cash used in financing activities                                 (900,000 )        (900,000 )
                                                                          ---------------    --------------

Net Decrease in Cash and Cash Equivalents                                       (128,005 )        (198,037 )

Cash and Cash Equivalents at Beginning of Quarter                              1,637,753         1,603,589
                                                                          ---------------    --------------

Cash and Cash Equivalents at End of Quarter                                   $1,509,748        $1,405,552
                                                                          ===============    ==============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                              $ 900,000         $ 900,000
                                                                          ===============    ==============
See accompanying notes to condensed financial statements

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVI, Ltd. (the "Partnership") for the year ended December 31, 1999.

2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                                                     March 31, 2000        December 31, 1999
                                                                   --------------------- ------------------------
            Land                                                          $ 15,034,850             $ 15,034,850
            Buildings                                                       17,540,422               17,540,422
                                                                   --------------------- ------------------------
                                                                            32,575,272               32,575,272
            Less accumulated depreciation                                   (2,650,001)               (2,504,684 )
                                                                   --------------------- ------------------------
                                                                            29,925,271               30,070,588
            Less allowance for loss on land and
                 buildings                                                    (666,748)                 (266,257 )
                                                                   --------------------- ------------------------

                                                                          $ 29,258,523             $ 29,804,331
                                                                   ===================== ========================

         As of the year ended December 31, 1999, the Partnership had established an allowance for loss on building of $266,257, relating to the Long John Silver's property located in Celina, Ohio. The tenant of this property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The allowance represented the difference between the net carrying value of the property December 31, 1999 and current estimate of net realizable value for this property.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999


2.       Land and Buildings on Operating Leases - (Continued):

         In addition, during the quarter ended March 31, 2000, the Partnership established an allowance for loss on land and building of $400,491, relating to the Boston Market property located in Columbia Heights, Minnesota. The tenant for this property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The allowance represents the difference between the net carrying value of the property at March 31, 2000 and the current estimate of net realizable value for this property.

3.       Termination of Merger:

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2000, the Partnership owned 43 Properties, which included interests in one Property owned through a joint venture arrangement in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $786,052 and $847,198 for the quarters ended March 31, 2000 and 1999, respectively. The decrease in cash from operations for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was primarily a result of changes in income and expenses as described in "Results of Operations" below.

         Currently, rental income from the Partnership's Properties and net sales proceeds held by the Partnership are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to reinvest in additional Properties, to pay Partnership expenses or to make distributions to the partners. At March 31, 2000, the Partnership had $1,509,748 invested in such short-term investments, as compared to $1,637,753 at December 31, 1999. Cash and cash equivalents decreased during the quarter ended March 31, 2000, primarily as a result of payment of accounts payable from December 31, 1999. The funds remaining at March 31, 2000, after payment of distributions and other liabilities, will be used to invest in additional Properties and to meet the Partnership's working capital and other needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership. Based on current and future cash from operations, the Partnership declared distributions to limited partners of $900,000 for each of the quarters ended March 31, 2000 and 1999. This represents distributions of $0.20 per unit for each of the quarters. No distributions were made to the general partners for the quarters ended March 31, 2000 and 1999. No amounts distributed to the limited partners for the quarters ended March 31, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $1,280,987 at March 31, 2000, from $1,304,041 at December 31, 1999.
The decrease in liabilities at March 31, 2000 was primarily a result of a decrease in accounts payable at March 31, 2000. The decrease was partially offset by increases in amounts due to related parties and rents paid in advance at March 31, 2000 as compared to December 31, 1999. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 1999, the Partnership owned and leased 41 wholly owned Properties (which included one Property which was sold in November 1999) and during the quarter ended March 31, 2000, the Partnership owned and leased 40 Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership earned $865,854 and $931,914, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. Rental and earned income decreased approximately $88,400 during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, due to the fact that during the quarter ended March 31, 2000, the Partnership established an allowance for doubtful accounts for past due rental amounts relating to several Properties in accordance with the Partnership's policy. The general partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected. No such allowance was recorded during the quarter ended March 31, 1999.

         Rental and earned income in the quarters ended March 31, 2000 and 1999, continued to remain at reduced amounts due to the fact that the Partnership is not receiving any rental income from the Property in Columbia Heights, Minnesota as a result of the fact that the tenant filed for bankruptcy in October 1998, ceased payment of rent and in November 1998, vacated the Property. The general partners are currently seeking either a new tenant or a purchaser for this Property. The Partnership will not recognize any rental or earned income from this Property until a new tenant for this Property is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property.

         The decrease in rental and earned income during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was partially offset by an increase in rental and earned income of approximately $34,200 due to the fact that the Partnership collected and recognized as income past due rental amounts received from Long John Silver's, Inc., which filed for bankruptcy during 1998 and rejected the leases relating to two of the three Properties it leased. As of March 31, 2000, the Partnership had entered into new leases, each with a new tenant, for the two Properties whose leases had been rejected. In 1999, Long John Silver's, Inc. assumed and affirmed its one remaining lease, and the Partnership has continued to receive rental payments relating to this lease.

         During the quarters ended March 31, 2000 and 1999, the Partnership owned and leased two Properties with affiliates of the general partners as tenants-in-common and one Property indirectly through a joint venture arrangement. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership earned $39,269 and $37,806, respectively, attributable to net income earned by these joint ventures.

         Operating expenses, including depreciation and amortization expense, were $310,852 and $284,277 for the quarters ended March 31, 2000 and 1999, respectively. The increase in operating expenses during the quarter ended March 31, 2000, as compared to March 31, 1999, was primarily due to the fact that the Partnership incurred $43,298 and $33,158, respectively, in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF") due to the termination of the proposed merger, as described in "Termination of Merger," below.

         During the quarter ended March 31, 2000, the Partnership recorded an allowance for loss on land and building of $400,491 relating to a Property in Columbia Heights, Minnesota. The tenant of this Property filed for bankruptcy in October 1998, ceased payment of rents and in November 1998, vacated the Property. The allowance represented the difference between the carrying value of the Property at March 31, 2000 and the estimated net realizable value of the Property at March 31, 2000. No such allowance was recorded during the quarter ended March 31, 1999.

Termination of Merger:

         On March 1, 2000, the general partners and APF mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.


Dismissal of Legal Action

         As   described   in  greater   detail  in  Part  II,   Item  1  ("Legal
Proceedings"), in 1999 two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed Merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

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

           On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds Litigation, Case No. 99-3561. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the general partners and CNL Group, Inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.

           On April 25, 2000, Judge Kirkwood issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.


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

                 27      Financial Data Schedule (Filed herewith.)


(b)      Reports on Form 8-K

         A Current Report on Form 8-K dated February 23, 2000 was filed on March 1, 2000, describing the termination of the proposed merger of the Partnership with and into a subsidiary of CNL American Properties Fund, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of May, 2000.


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