Form 10-Q
period 2000-06-30
CNL INCOME FUND XVI LTD
filed 2000-08-14
CIK 913058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2000
   --------------------------------------------------------------------------

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


                            CNL Income Fund XVI, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                 59-3198891
----------------------------------------------      ----------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


450 South Orange Ave.
Orlando, Florida                                               32801-3336
----------------------------------------------      ----------------------------
  (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number
(including area code)                                        (407) 540-2000
                                                    ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________





                                                     CONTENTS




Part I                                                                                 Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                              1

                  Condensed Statements of Income                                        2

                  Condensed Statements of Partners' Capital                             3

                  Condensed Statements of Cash Flows                                    4

                  Notes to Condensed Financial Statements                               5-7

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   8-12

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                                           12

Part II

   Other Information                                                                    13-15






                                             CNL INCOME FUND XVI, LTD.
                                          (A Florida Limited Partnership)
                                             CONDENSED BALANCE SHEETS


                                                                             June 30,              December 31,
                                                                               2000                    1999
                                                                         ------------------     -------------------
                             ASSETS

Land and buildings on operating leases, less
    accumulated depreciation and allowance for loss on land and
    buildings                                                                 $ 28,659,072            $ 29,804,331
Net investment in direct financing leases                                        4,515,597               4,540,067
Investment in joint ventures                                                     2,145,299               1,650,860
Cash and cash equivalents                                                          962,691               1,637,753
Lease costs, less accumulated amortization of $3,276 and
    $1,348, respectively                                                            36,647                  24,518
Receivables, less allowance for doubtful accounts
    of $230,145 and $90,894, respectively                                          266,366                 287,757
Prepaid expenses                                                                    13,087                  13,121
Accrued rental income, less allowance for doubtful accounts of
    $15,138 and $6,098, respectively                                             1,759,557               1,752,566
                                                                         ------------------     -------------------

                                                                              $ 38,358,316            $ 39,710,973
                                                                         ==================     ===================

               LIABILITIES AND PARTNERS' CAPITAL

Construction costs payable                                                      $  150,000              $  150,000
Accounts payable                                                                    31,662                 131,113
Accrued and escrowed real estate taxes payable                                       7,771                   5,860
Distributions payable                                                              900,000                 900,000
Due to related parties                                                             199,690                  73,853
Rents paid in advance and deposits                                                  56,639                  43,215
                                                                         ------------------     -------------------
    Total liabilities                                                            1,345,762               1,304,041

Partners' capital                                                               37,012,554              38,406,932
                                                                         ------------------     -------------------

                                                                              $ 38,358,316            $ 39,710,973
                                                                         ==================     ===================
See accompanying notes to condensed financial statements




                                             CNL INCOME FUND XVI, LTD.
                                          (A Florida Limited Partnership)
                                          CONDENSED STATEMENTS OF INCOME



                                                              Quarter Ended                      Six Months Ended
                                                                 June 30,                            June 30,
                                                          2000              1999              2000               1999
                                                      -------------     -------------     -------------      -------------
Revenues:
    Rental income from operating leases                   $841,972         $ 806,415       $ 1,618,662        $ 1,604,784
    Adjustments to accrued rental income                   (93,287 )              --           (93,287 )               --
    Earned income from direct financing
       leases                                              142,626           134,016           231,790            267,561
    Interest and other income                               14,341            11,239            56,608             31,192
                                                      -------------     -------------     -------------      -------------
                                                           905,652           951,670         1,813,773          1,903,537
                                                      -------------     -------------     -------------      -------------

Expenses:
    General operating and administrative                    61,505            30,838           110,578             78,457
    Bad debt expense                                        32,285                --            33,532                 --
    Professional services                                   21,945            17,733            42,848             27,060
    Management fees to related party                         9,611             9,112            18,286             18,113
    Real estate taxes                                       22,322            12,867            37,166             30,020
    State and other taxes                                      491             1,191            27,174             24,356
    Depreciation and amortization                          143,742           148,233           289,871            293,087
    Transaction costs                                       26,632            83,052            69,930            116,210
                                                      -------------     -------------     -------------      -------------
                                                           318,533           303,026           629,385            587,303
                                                      -------------     -------------     -------------      -------------

Income Before Equity in Earnings of
    Joint Ventures and Provision for
    Loss on Buildings                                      587,119           648,644         1,184,388          1,316,234

Equity in Earnings of Joint Ventures                        39,281            41,906            78,550             79,712

Provision for Loss on Buildings                           (456,825 )         (84,478 )        (857,316 )          (84,478 )
                                                      -------------     -------------     -------------      -------------

Net Income                                               $ 169,575         $ 606,072         $ 405,622        $ 1,311,468
                                                      =============     =============     =============      =============

Allocation of Net Income:
    General partners                                      $  4,441         $   6,628         $   9,276          $  13,682
    Limited partners                                       165,134           599,444           396,346          1,297,786
                                                      -------------     -------------     -------------      -------------

                                                         $ 169,575         $ 606,072         $ 405,622        $ 1,311,468
                                                      =============     =============     =============      =============

Net Income Per Limited Partner Unit                       $   0.04          $   0.13          $   0.09          $    0.29
                                                      =============     =============     =============      =============

Weighted Average Number of Limited  Partner
Units Outstanding                                        4,500,000         4,500,000         4,500,000          4,500,000
                                                      =============     =============     =============      =============




                                             CNL INCOME FUND XVI, LTD.
                                          (A Florida Limited Partnership)
                                     CONDENSED STATEMENTS OF PARTNERS' CAPITAL



                                                                    Six Months Ended                Year Ended
                                                                        June 30,                   December 31,
                                                                          2000                         1999
                                                                -------------------------     -----------------------
General partners:
    Beginning balance                                                        $   160,017                  $  131,300
    Net income                                                                     9,276                      28,717
                                                                -------------------------     -----------------------
                                                                                 169,293                     160,017
                                                                -------------------------     -----------------------

Limited partners:
    Beginning balance                                                         38,246,915                  39,060,624
    Net income                                                                   396,346                   2,786,291
    Distributions ($0.40 and $0.80 per limited
       partner unit, respectively)                                            (1,800,000 )                (3,600,000 )
                                                                -------------------------     -----------------------
                                                                              36,843,261                  38,246,915
                                                                -------------------------     -----------------------

Total partners' capital                                                     $ 37,012,554                $ 38,406,932
                                                                =========================     =======================

See accompanying notes to condensed to financial statements




                                             CNL INCOME FUND XVI, LTD.
                                          (A Florida Limited Partnership)
                                        CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                 2000                  1999
                                                                            ----------------      ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                   $ 1,638,995          $ 1,600,589
                                                                            ----------------      ---------------

    Cash Flows from Investing Activities:
       Investment in joint ventures                                                (500,000 )           (158,512 )
       Payment of lease costs                                                       (14,057 )            (11,809 )
                                                                            ----------------      ---------------
                                                                            ----------------      ---------------
          Net cash  used in  investing
              activities                                                           (514,057 )           (170,321 )
                                                                            ----------------      ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (1,800,000 )         (1,800,000 )
                                                                            ----------------      ---------------
          Net cash used in financing activities                                  (1,800,000 )         (1,800,000 )
                                                                            ----------------      ---------------

Net Decrease in Cash and Cash Equivalents                                          (675,062 )           (369,732 )

Cash and Cash Equivalents at Beginning of Period                                  1,637,753            1,603,589
                                                                            ----------------      ---------------

Cash and Cash Equivalents at End of Period                                       $  962,691          $ 1,233,857
                                                                            ================      ===============

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Construction costs incurred and unpaid at end
          of period                                                                $     --            $  15,000
                                                                            ================      ===============

       Distributions declared and unpaid at end of
          period                                                                 $  900,000           $  900,000
                                                                            ================      ===============





                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 Quarters and Six Months Ended June 30, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVI, Ltd. (the "Partnership") for the year ended December 31, 1999.

2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:


                                                                        June 30,           December 31, 1999
                                                                          2000
                                                                   --------------------- ------------------------
            Land                                                          $ 15,034,850             $ 15,034,850
            Buildings                                                       17,540,422               17,540,422
                                                                   --------------------- ------------------------

                                                                            32,575,272               32,575,272
            Less accumulated depreciation                                   (2,792,627)               (2,504,684)
                                                                   --------------------- ------------------------

                                                                            29,782,645               30,070,588
            Less allowance for loss on land and
                 buildings                                                  (1,123,573)                 (266,257)
                                                                   --------------------- ------------------------
                                                                   --------------------- ------------------------

                                                                          $ 28,659,072             $ 29,804,331
                                                                   ===================== ========================

         At December 31, 1999, the Partnership had established an allowance for loss on building of $266,257 relating to its Long John Silver's property located in Celina, Ohio. The tenant of this property filed for bankruptcy and discontinued the payment of rents. The allowance represented the difference between the net carrying value of the property December 31, 1999 and the estimated of net realizable value of the property.




                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 Quarters and Six Months Ended June 30, 2000 and 1999


2.       Land and Buildings on Operating Leases - Continued:

         In addition, during the six months ended June 30, 2000, the Partnership established an allowance for loss on land and buildings of $400,491 relating to its Boston Market property located in Columbia Heights, Minnesota and $456,825 relating to its Boston Market property located in St. Cloud, Minnesota. The tenant for these properties filed for bankruptcy and discontinued the payment of rents. The allowance represented the difference between the net carrying value of the properties at June 30, 2000 and the estimated net realizable value for the properties.

3.       Investment in Joint Ventures:

         In June 2000, the Partnership used the majority of the net sales proceeds received from the 1999 sale of the property in Lawrence, Kansas, to invest in a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XV, Ltd., and CNL Income Fund XVIII, Ltd., each a Florida limited partnership and an affiliate of the general partners, to purchase and hold one restaurant property. The Partnership accounts for its investment using the equity method since the Partnership shares control with affiliates. As of June 30, 2000, the Partnership owned a 19.72% interest in the profits and losses of the joint venture.

         In addition, Columbus Joint Venture, and the Partnership and affiliates as tenants-in-common in two separate tenancy in common arrangements, each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the two properties held as tenants-in-common with affiliates at:

                                                                       June 30 2000         December 31, 1999
                                                                     -----------------      -------------------
              Land and buildings on operating
                  leases, less accumulated
                  depreciation                                            $ 5,743,982              $ 3,240,248
              Cash                                                             17,872                    7,963
              Prepaid expenses                                                    359                      581
              Accrued rental income                                           121,392                  100,220
              Liabilities                                                      29,226                   20,919
              Partners' capital                                             5,854,379                3,328,093
              Revenues                                                        191,442                  386,985
              Net income                                                      156,371                  317,252


                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 Quarters and Six Months Ended June 30, 2000 and 1999


3.       Investment in Joint Ventures- Continued:

         The Partnership recognized income totaling $78,550 and $79,712 during the six months ended June 30, 2000 and 1999, respectively, from these joint ventures and the two properties held as tenants-in-common with affiliates, of which $39,281 and $41,906 was earned during the quarters ended June 30, 2000 and 1999, respectively.

4.       Termination of Merger:

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2000, the Partnership owned 44 Properties, which included interests in two Properties owned through joint venture arrangements in which the Partnership is a co-venturer and two Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,638,995 and $1,600,589 for the six months ended June 30, 2000 and 1999, respectively. The increase in cash from operations for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following for the quarter and six months ended June 30, 2000.

         In June 2000, the Partnership used the majority of the net sales proceeds it received from the 1999 sale of the Property in Lawrence, Kansas, to invest in into a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XV, Ltd. and CNL Income Fund XVIII, Ltd., each a Florida limited partnership and an affiliate of the general partners, to hold one restaurant Property. As of June 30, 2000, the Partnership had contributed $500,000 for a 19.72% interest in the profits and losses of the joint venture.

         Currently, rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2000, the Partnership had $962,691 invested in such short-term investments, as compared to $1,637,753 at December 31, 1999. Cash and cash equivalents decreased during the six months ended June 30, 2000, primarily as a result of the fact that during the six months ended June 30, 2000, the Partnership invested in a joint venture arrangement, as described above. The funds remaining at June 30, 2000, will be used to pay distributions and other liabilities.


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

         Total liabilities of the Partnership, including distributions payable, increased to $1,345,762 at June 30, 2000, from $1,304,041 at December 31, 1999.
Total liabilities at June 30, 2000, to the extent they exceed cash and cash equivalents at June 30, 2000, will be paid from future cash from operations, or in the event the general partners elect to make capital contributions or loans, from future general partner contributions or loans.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $1,800,000 for each of the six months ended June 30, 2000 and 1999 ($900,000 for each of the quarters ended June 30, 2000 and 1999). This represents distributions of $0.40 per unit for each of the six months ended June 30, 2000 and 1999 ($0.20 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2000 and 1999. No amounts distributed to the limited partners for the six months ended June 30, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 1999, the Partnership owned and leased 41 wholly owned Properties (which included one Property which was sold in November 1999) and during the six months ended June 30, 2000, the Partnership owned and leased 40 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership earned $1,757,165 and $1,872,345, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $891,311 and $940,431 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. Rental and earned income decreased approximately $8,900 and $94,700 during the quarter and six months ended June 30, 2000, respectively, as compared to the quarter and six months ended June 30, 1999, due to the fact that during the quarter and six months ended June 30, 2000, the Partnership established an allowance for doubtful accounts for past due rental amounts relating to several Denny's Properties in accordance with the Partnership's policy. The general partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected.

         In addition, the decrease in rental and earned income during the quarter and six months ended June 30, 2000, was partially attributable to the fact that in October 1998, the tenant of three Boston Market Properties filed for bankruptcy and in June 2000, rejected the lease of one of its Properties, vacated the Property, and discontinued making rental payments to the Partnership. In connection therewith, the Partnership reversed approximately $57,100 of accrued rental income during the quarter and six months ended June 30, 2000, relating to the Property whose lease was rejected. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. Rental and earned income have continued to remain at reduced amounts during the quarters and six months ended June 30, 2000 and 1999, due to the fact that in November 1998, the tenant had vacated one additional Property and discontinued making rental payments. The general partners are currently seeking either new tenants or purchasers for these two Properties. The Partnership will not recognize any rental or earned income from these two Properties until new tenants are located or until the Properties are sold and the proceeds are reinvested in additional Properties. The lost revenues resulting from these two Properties could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Properties in a timely manner. In June 2000, the tenant assumed and affirmed its one remaining lease and the Partnership has continued to receive rental payments relating to this lease.

         Rental and earned income also decreased during the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, due to the fact that during the quarter and six months ended June 30, 2000, the Partnership reversed accrued rental income of approximately $36,200 relating to the Property in Mesquite, Texas, to adjust the carrying value of the Property to the estimated net realizable value of the Property. In addition, the decrease in rental, earned and contingent rental income was partially attributable to a decrease in contingent rental income of approximately $15,100 due to the fact that during the six months ended June 30, 2000, the Partnership adjusted estimated contingent rental amounts accrued at December 31, 1999, to actual amounts due and received.

         In February 1999, the Partnership entered into a new lease with a new tenant for its Property had in Las Vegas, Nevada. In July 1998, the former tenant of this Property had vacated the Property and discontinued making rental payments. No income was recognized relating to this Property until rental payments commenced in August 1999 under the new lease. Rental income increased during the quarter and six months ended June 30, 2000, by approximately $27,900 and $55,700, respectively, as a result of the new lease. However, the increase was partially offset by a decrease in rental and earned income due to the fact that during the quarter and six months ended June 30, 2000, the Partnership established an allowance for doubtful accounts of approximately $5,600 and $9,100, respectively, relating to the new tenant because collection of such amounts was questionable.

         In addition, the decrease in rental and earned income during the six months ended June 30, 2000 was partially offset by an increase in rental and earned income of approximately $34,100 due to the fact that during the six months ended June 30, 2000, the Partnership collected and recognized as income past due rental amounts received from Long John Silver's, Inc., which filed for bankruptcy during 1998 and rejected the leases relating to two of the three Properties it leased. As of June 30, 2000, the Partnership had entered into new leases, each with a new tenant, for the two Properties whose leases had been rejected. As a result, rental and earned income increased by approximately $16,500 and $26,700 during the quarter and six months ended June 30, 2000, respectively. In 1999, Long John Silver's, Inc. assumed and affirmed its one remaining lease, and the Partnership has continued to receive rental payments relating to this lease.

         During the six months ended June 30, 2000 and 1999, the Partnership owned and leased two Properties with affiliates of the general partners as tenants-in-common and one Property indirectly through a joint venture arrangement. During the six months ended June 30, 2000, the Partnership owned and leased one additional Property indirectly through another joint venture arrangement. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership earned $78,550 and $79,712, respectively, attributable to net income earned by these joint ventures, $39,281 and $41,906 of which was earned during the quarters ended June 30, 2000 and 1999, respectively.

         Operating expenses, including depreciation and amortization expense, were $629,385 and $587,303 during the six months ended June 30, 2000 and 1999, respectively, $318,533 and $303,026 of which were incurred during the quarters ended June 30, 2000 and 1999, respectively. The increase in operating expenses was partially attributable to the fact that during the quarter and six months ended June 30, 2000, the Partnership recorded a bad debt expense of approximately $33,500 relating to the Property in Las Vegas, Nevada, in accordance with the Partnership's policy. Operating expenses also increased during the quarter and six months ended June 30, 2000 due to an increase in administrative expenses for servicing the Partnership and its Properties. However, the increase in operating expenses during the quarter and six months ended June 30, 2000, was partially offset by a decrease due to the fact that the Partnership incurred less transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"), due to the termination of the proposed merger, as described below in "Termination of Merger."

         During the quarter ended March 31, 2000, the Partnership recorded an allowance for loss on land and building of $400,491 for financial reporting purposes relating to a Property in Columbia Heights, Minnesota and during the quarter ended June 30, 2000, the Partnership recorded an allowance for loss on land and building of $456,825 on a Property in St. Cloud Minnesota. The tenant of these Properties filed for bankruptcy in October 1998, discontinued payment of rents and vacated the Properties. The allowance represented the difference between the carrying value of the Properties at June 30, 2000 and the estimated net realizable value of the Properties at June 30, 2000. During the quarter and six months ended June 30, 1999, the Partnership recorded a provision for loss on building in the amount of $84,478 for financial reporting purposes relating to a Property in Lawrence, Kansas, the lease for which was rejected by the tenant. The tenant of this Property filed for bankruptcy and discontinued the payments of rents to the Partnership. The allowance represented the difference between the carrying value of the Property at June 30, 1999 and the estimated net realizable value for the Property.

Termination of Merger:

         On March 1, 2000, the general partners and APF mutually agreed to terminate the Agreement and Plan of Merger (the "Merger") entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

Dismissal of Legal Action

         As described in greater detail in Part II, Item 1. "Legal Proceedings," in 1999, two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued an order dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK

         Not applicable.



                                            PART II. OTHER INFORMATION


Item 1.           Legal Proceedings.

                  On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed merger. The plaintiffs sought unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, included allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and sought additional equitable relief. As amended, the caption of the case was Jon Hale, Mary J. Hewitt, Charles
                  A. Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

                  On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed merger.
                  The plaintiff sought unspecified damages and equitable relief.

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

     27 Financial Data Schedule (Filed herewith.)


     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                                    SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of August, 2000.


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