Form 10-Q
period 2000-09-30
CNL INCOME FUND XVI LTD
filed 2000-11-13
CIK 913058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2000
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to ____________________


                             Commission file number
                                     0-26218
                     ---------------------------------------


                            CNL Income Fund XVI, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                        59-3198891
------------------------------------              ---------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


450 South Orange Ave.
Orlando, Florida                                         32801-3336
------------------------------------              ---------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
                                                  ---------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

                                    CONTENTS





Part I                                                                   Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                1

                  Condensed Statements of Income                          2

                  Condensed Statements of Partners' Capital               3

                  Condensed Statements of Cash Flows                      4

                  Notes to Condensed Financial Statements                 5-7

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     8-13

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                             13

Part II

   Other Information                                                      14-15

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                           September 30,           December 31,
                                                                               2000                    1999
                                                                         ------------------     -------------------
                             ASSETS

Land and buildings on operating leases, less
    accumulated depreciation and allowance for loss on land and
    buildings                                                                 $ 28,026,312            $ 29,804,331
Net investment in direct financing leases                                        4,501,542               4,540,067
Investment in joint ventures                                                     2,145,437               1,650,860
Cash and cash equivalents                                                        1,345,021               1,637,753
Lease costs, less accumulated amortization of $4,391 and
    $1,348, respectively                                                            35,532                  24,518
Receivables, less allowance for doubtful accounts
    of $370,136 and $90,894, respectively                                          178,855                 287,757
Prepaid expenses                                                                    10,743                  13,121
Accrued rental income, less allowance for doubtful accounts of
    $16,802 and $6,098, respectively                                             1,811,857               1,752,566
                                                                         ------------------     -------------------

                                                                              $ 38,055,299            $ 39,710,973
                                                                         ==================     ===================

               LIABILITIES AND PARTNERS' CAPITAL

Construction costs payable                                                    $    150,000            $    150,000
Accounts payable                                                                    32,656                 131,113
Accrued and escrowed real estate taxes payable                                      18,788                   5,860
Distributions payable                                                              900,000                 900,000
Due to related parties                                                             130,663                  73,853
Rents paid in advance and deposits                                                  38,827                  43,215
                                                                         ------------------     -------------------
    Total liabilities                                                            1,270,934               1,304,041

Partners' capital                                                               36,784,365              38,406,932
                                                                         ------------------     -------------------

                                                                              $ 38,055,299            $ 39,710,973
                                                                         ==================     ===================

           See accompanying notes to condensed financial statements.



                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                               Quarter Ended                        Nine Months Ended
                                                               September 30,                          September 30,
                                                          2000               1999                2000               1999
                                                      -------------      --------------      --------------     --------------
Revenues:
    Rental income from operating leases                 $  717,462          $  774,026         $ 2,336,124        $ 2,378,810
    Adjustments to accrued rental income                        --                  --             (93,287 )               --
    Earned income from direct financing
       leases                                               62,512             177,275             294,302            444,836
    Interest and other income                               11,005              13,754              67,613             44,946
                                                      -------------      --------------      --------------     --------------
                                                           790,979             965,055           2,604,752          2,868,592
                                                      -------------      --------------      --------------     --------------

Expenses:
    General operating and administrative                    57,357              47,539             167,935            125,996
    Bad debt expense                                            --                  --              33,532                 --
    Professional services                                   26,891               6,418              69,739             33,478
    Management fees to related party                         7,965               9,200              26,251             27,313
    Real estate taxes                                       20,618              20,028              57,784             50,048
    State and other taxes                                      182                  --              27,356             24,356
    Depreciation and amortization                          146,758             147,999             436,629            441,086
    Transaction costs                                           --              62,648              69,930            178,858
                                                      -------------      --------------      --------------     --------------
                                                           259,771             293,832             889,156            881,135
                                                      -------------      --------------      --------------     --------------

Income Before Equity in Earnings of
    Joint Ventures, Loss on Sale of Land and
    Building and Provision for Loss on Land
    Building                                               531,208             671,223           1,715,596          1,987,457

Equity in Earnings of Joint Ventures                        51,942              39,379             130,492            119,091

Gain on Sale of Land and Building                           88,661                  --              88,661                 --

Provision for Losses on Land and Buildings                      --                  --            (857,316 )          (84,478 )
                                                      -------------      --------------      --------------     --------------

Net Income                                              $  671,811          $  710,602         $ 1,077,433        $ 2,022,070
                                                      =============      ==============      ==============     ==============

Allocation of Net Income:
    General partners                                    $    6,718          $    7,106         $    15,994        $    20,788
    Limited partners                                       665,093             703,496           1,061,439          2,001,282
                                                      -------------      --------------      --------------     --------------

                                                        $  671,811          $  710,602         $ 1,077,433        $ 2,022,070
                                                      =============      ==============      ==============     ==============

Net Income Per Limited Partner Unit                     $     0.15          $     0.16         $      0.24        $      0.44
                                                      =============      ==============      ==============     ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                    4,500,000           4,500,000           4,500,000          4,500,000
                                                      =============      ==============      ==============     ==============



           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                         Nine Months Ended                Year Ended
                                                           September 30,                 December 31,
                                                                 2000                        1999
                                                      -------------------------     -----------------------

General partners:
    Beginning balance                                             $    160,017                 $   131,300
    Net income                                                          15,994                      28,717
                                                      -------------------------     -----------------------
                                                                       176,011                     160,017
                                                      -------------------------     -----------------------

Limited partners:
    Beginning balance                                               38,246,915                  39,060,624
    Net income                                                       1,061,439                   2,786,291
    Distributions ($0.60 and $0.80 per limited
       partner unit, respectively)                                  (2,700,000 )                (3,600,000 )
                                                      -------------------------     -----------------------
                                                                    36,608,354                  38,246,915
                                                      -------------------------     -----------------------

Total partners' capital                                          $  36,784,365                $ 38,406,932
                                                      =========================     =======================


           See accompanying notes to condensed financial statements.



                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                 2000                1999
                                                                           -----------------    ----------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                   $ 2,345,568          $2,478,838
                                                                           -----------------    ----------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and building                                      575,778                  --
       Investment in joint ventures                                                (500,021 )          (158,512 )
       Payment of lease costs                                                       (14,057 )           (11,809 )
                                                                           -----------------    ----------------

          Net cash used in investing activities                                      61,700            (170,321 )
                                                                           -----------------    ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (2,700,000 )        (2,700,000 )
                                                                           -----------------    ----------------
          Net cash used in financing activities                                  (2,700,000 )        (2,700,000 )
                                                                           -----------------    ----------------

Net Decrease in Cash and Cash Equivalents                                          (292,732 )          (391,483 )

Cash and Cash Equivalents at Beginning of Period                                  1,637,753           1,603,589
                                                                           -----------------    ----------------

Cash and Cash Equivalents at End of Period                                      $ 1,345,021          $1,212,106
                                                                           =================    ================

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Construction costs incurred and unpaid at end
          of period                                                              $  150,000           $ 150,000
                                                                           =================    ================

       Distributions declared and unpaid at end of
          period                                                                 $  900,000           $ 900,000
                                                                           =================    ================


           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVI, Ltd. (the "Partnership") for the year ended December 31, 1999.

2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                                              September 30,           December 31,
                                                                   2000                  1999
                                                          --------------------     -------------------
            Land                                                 $ 14,757,273           $ 15,034,850
            Buildings                                              16,814,469             17,540,422
                                                          --------------------     -------------------

                                                                   31,571,742             32,575,272
            Less accumulated depreciation                          (2,822,349 )           (2,504,684 )
                                                          --------------------     -------------------
                                                                   28,749,393             30,070,588
            Less allowance for loss on land and
                 buildings                                           (723,081 )             (266,257 )
                                                          --------------------     -------------------

                                                                 $ 28,026,312           $ 29,804,331
                                                          ====================     ===================


         At December 31, 1999, the Partnership had established an allowance for loss on building of $266,257 relating to its Long John Silver's property located in Celina, Ohio. The tenant of this property filed for bankruptcy and discontinued the payment of rents. The allowance represented the difference between the net carrying value of the property as of December 31, 1999 and the estimated of net realizable value of the property.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


2.       Land and Buildings on Operating Leases - Continued:

         During the nine months ended September 30, 2000, the Partnership established an allowance for loss on land and building of $456,824 relating to its Boston Market property located in St. Cloud, Minnesota. The tenant for this property filed for bankruptcy and discontinued the payment of rents. The allowance represented the difference between the net carrying value of the property at September 30, 2000 and the estimated net realizable value for the property.

         In addition, during the nine months ended September 30, 2000, the Partnership established an allowance for loss on land and building of $400,492 relating to its Boston Market property in Columbia Heights, Minnesota. The tenant for this property filed for bankruptcy and discontinued the payment of rents. In September 2000, the Partnership sold its property in Columbia Heights, Minnesota, to a third party for $584,000 and received net sales proceeds of approximately $575,800, resulting in a gain of approximately $88,700 for the financial reporting purposes.

3.       Investment in Joint Ventures:

         In June 2000, the Partnership used the majority of the net sales proceeds received from the 1999 sale of the property in Lawrence, Kansas, to invest in a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XV, Ltd., and CNL Income Fund XVIII, Ltd., each a Florida limited partnership and an affiliate of the general partners, to purchase and hold one restaurant property. The Partnership accounts for its investment using the equity method since the Partnership shares control with affiliates. As of September 30, 2000, the Partnership owned a 19.72% interest in the profits and losses of the joint venture.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


3.       Investment in Joint Ventures - Continued:

         The following presents the combined, condensed financial information for the joint ventures and the two properties held as tenants-in-common with affiliates at:

                                                           September 30, 2000      December 31, 1999
                                                           -------------------    -------------------
              Land and buildings on operating leases,
                  less accumulated depreciation                   $ 5,715,422            $ 3,240,248
              Cash                                                     23,951                  7,963
              Prepaid expenses                                            578                    581
              Accrued rental income                                   141,056                100,220
              Liabilities                                              14,427                 20,919
              Partners' capital                                     5,866,580              3,328,093
              Revenues                                                362,069                386,985
              Net income                                              297,697                317,252


         The Partnership recognized income totaling $130,492 and $119,091 during the nine months ended September 30, 2000 and 1999, respectively, from these joint ventures and the two properties held as tenants-in-common with affiliates, of which $51,942 and $39,379 was earned during the quarters ended September 30, 2000 and 1999, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2000, the Partnership owned 43 Properties, which included interests in two Properties owned through joint venture arrangements in which the Partnership is a co-venturer and two Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,345,568 and $2,478,838 for the nine months ended September 30, 2000 and 1999, respectively. The decrease in cash from operations for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, was primarily a result of changes in revenues and expenses as described below in "Results of Operations" and changes in the Partnership's working capital.

         Other sources and uses of capital included the following nine months ended September 30, 2000.

         In June 2000, the Partnership used the majority of the net sales proceeds it received from the 1999 sale of the Property in Lawrence, Kansas, to invest in into a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XV, Ltd. and CNL Income Fund XVIII, Ltd., each a Florida limited partnership and an affiliate of the general partners, to hold one restaurant Property. As of September 30, 2000, the Partnership had contributed $500,000 for a 19.72% interest in the profits and losses of the joint venture.

         In September 2000, the Partnership sold its Property in Columbia Heights, Minnesota, to a third party for $584,000 and received net sales proceeds of approximately $575,800, resulting in a gain of approximately $88,700 for financial reporting purposes. The Partnership intends to reinvest the majority of the net sale proceeds in an additional Property. The Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in an additional Property, are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2000, the Partnership had $1,345,021 invested in such short-term investments, as compared to $1,637,753 at December 31, 1999. The funds remaining at September 30, 2000, after payment of distributions for the quarter ended September 30, 2000, and other liabilities will be used to meet the Partnership's working capital and other needs.

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

         Total liabilities of the Partnership, including distributions payable, decreased to $1,270,934 at September 30, 2000, from $1,304,041 at December 31, 1999. The decrease in liabilities was primarily a result of a decrease in accounts payable at September 30, 2000, as compared to December 31, 1999. The decrease in liabilities was partially offset by an increase in accrued and escrowed real estate taxes payable and in amounts due to related parties at September 30, 2000, as compared to December 31, 1999. The general partners believe that the Partnership has sufficient cash on hand to meet its working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $2,700,000 for each of the nine months ended September 30, 2000 and 1999 ($900,000 for each of the quarters ended September 30, 2000 and 1999). This represents distributions of $0.60 per unit for each of the nine months ended September 30, 2000 and 1999 ($0.20 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2000 and 1999. No amounts distributed to the limited partners for the nine months ended September 30, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the nine months ended September 30, 1999, the Partnership owned and leased 41 wholly owned Properties (which included one Property which was sold in November 1999) and during the nine months ended September 30, 2000, the Partnership owned and leased 40 wholly owned Properties (which included one Property which was sold in September 2000) to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership earned $2,537,139 and $2,823,646, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $779,974 and $951,301 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. The decrease in rental and earned income during the quarter and nine months ended September 30, 2000 was partially attributable to a decrease in rental and earned income of approximately $173,600 and $268,300 during the quarter and nine months ended September 30, 2000, respectively, due to the fact that during the quarter and nine months ended September 30, 2000, the Partnership established an allowance for doubtful accounts for past due rental amounts relating to several Denny's Properties in accordance with the Partnership's policy. The general partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected.

         In addition, the decrease in rental and earned income during the quarter and nine months ended September 30, 2000, was partially attributable to the fact that in October 1998, the tenant of three Boston Market Properties filed for bankruptcy and in June 2000, rejected the lease of one of its Properties, vacated the Property, and discontinued making rental payments to the Partnership. As a result of the tenant vacating the Property, rental and earned income decreased by approximately $29,200 during the quarter and nine months ended September 30, 2000. In addition, the Partnership reversed approximately $57,100 of accrued rental income during the nine months ended September 30, 2000, relating to the Property whose lease was rejected. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of this lease. The general partners are currently seeking either a new tenant or purchaser for this Property. The Partnership will not recognize any rental or earned income from this Property until a new tenant is located or until the Property is sold and the proceeds are reinvested in an additional Property. In September 2000, the tenant assumed and affirmed its one remaining lease and the Partnership has continued to receive rental payments relating to this lease.

         Rental and earned income continued to remain at reduced amounts during the quarters and nine months ended September 30, 2000 and 1999, due to the fact that in November 1998, the tenant of the Boston Market Properties, as described above, had vacated one additional Property located in Columbia Heights, Minnesota and discontinued making rental payments. As a result of the rejection, the Partnership did not recognize any rental and earned income relating to this Property during the quarter and nine months ended September 30, 2000 and 1999. In September 2000 the Partnership sold this Property in Columbia Heights, Minnesota as described in "Capital Resources".

         Rental and earned income also decreased during the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 1999, due to the fact that during the quarter and nine months ended September 30, 2000, the Partnership reversed accrued rental income of approximately $36,200 relating to the Property in Mesquite, Texas, to adjust the carrying value of the Property to the estimated net realizable value of the Property.

         The decrease in rental and earned income during the quarter and nine months ended September 30, 2000, was partially offset by an increase in rental and earned income of approximately $16,100 and $51,000 due to the fact that in August 1997, the Partnership began receiving rental payments from the new tenant relating to the Property in Las Vegas, Nevada, for which the original tenant had defaulted during 1998. The increase in rental and earned income during the nine months ended September 30, 2000 was partially offset by a decrease of approximately $8,300 due to the fact that during the nine months ended September 30, 2000, the Partnership established an allowance for doubtful accounts for past due rental amounts in accordance with the Partnership's policy. The general partners will continue to pursue collection of past due rental amounts and will recognize such amounts as income when collected.

         The decrease in rental and earned income during the nine months ended September 30, 2000 was partially offset by an increase in rental and earned income of approximately $34,100 due to the fact that during the nine months ended September 30, 2000, the Partnership collected and recognized as income past due rental amounts received from Long John Silver's, Inc., which filed for bankruptcy during 1998 and rejected the leases relating to two of the three Properties it leased. As of September 30, 2000, the Partnership had entered into new leases, each with a new tenant, for the two Properties whose leases had been rejected. As a result of re-leasing these Properties, rental and earned income increased by approximately $16,100 and $43,000 during the quarter and nine months ended September 30, 2000, respectively. In 1999, Long John Silver's, Inc. assumed and affirmed its one remaining lease, and the Partnership has continued to receive rental payments relating to this lease.

         During the quarter and nine months ended September 30, 2000 and 1999, the Partnership owned and leased two Properties with affiliates of the general partners as tenants-in-common and one Property indirectly through a joint venture arrangement. During the nine months ended September 30, 2000, the Partnership owned and leased one additional Property indirectly, as tenants-in-common, with affiliates of the general partners. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership earned $130,492 and $119,091, respectively, attributable to net income earned by these joint ventures, $51,942 and $39,379 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. The increase was attributed to the fact that in June 2000, the Partnership invested in a Property in Lawrence, Kansas, as tenants-in-common, with affiliates of the general partners, as described above in "Capital Resources."

         Operating expenses, including depreciation and amortization expense, were $889,156 and $881,135 during the nine months ended September 30, 2000 and 1999, respectively, $259,771 and $293,832 of which were incurred during the quarters ended September 30, 2000 and 1999, respectively. The increase in operating expenses during the nine months ended September 30, 2000, as compared to September 30, 1999, was partially attributable to the fact that during the quarter and nine months ended September 30, 2000, the Partnership recorded bad debt expense of approximately $33,500 relating to past due rental amounts relating to the Property in Las Vegas, Nevada, in accordance with the Partnership's policy. The general partners will continue to pursue collection of these past due rental amounts and will record such amounts as income when collected. The decrease in operating expense during the quarter ended September 30, 2000, as compared to the quarter ended September 30, 1999, was partially offset by, and the increase in operating expenses during the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, was attributable to an increase in administrative expenses for servicing the Partnership and its Properties. In addition, the Partnership incurred legal fees relating to Properties for which the Partnership established an allowance for doubtful accounts, as a result of the Partnership pursuing collection effects related to the past due rental amounts.

         The decrease in operating expenses during the quarter ended September 30, 2000, as compared to the quarter ended September 30, 1999, was partially attributable to, and the increase in operating expenses during the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, was partially offset by, the fact that the Partnership incurred less transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"), due to the termination of the proposed merger, as described below in "Termination of Merger."

         During the nine months ended September 30, 2000, the Partnership recorded an allowance for loss on land and building of $400,492 relating to its Property in Columbia Heights, Minnesota. The tenant of this Property filed for bankruptcy and discontinued the payment of rents. During the quarter and nine months ended September 30, 2000, the Partnership sold the vacant Property, as described above in "Capital Resources," resulting in a gain of approximately $88,700 for financial reporting purposes. No Properties were sold during the quarter and nine months ended September 30, 1999.

         During the nine months ended September 30, 2000, the Partnership recorded an allowance for loss on land and building of $456,824 relating to the Property in St. Cloud Minnesota. The tenant of this Property filed for bankruptcy in October 1998, discontinued payment of rents and vacated the Property. The allowance represented the difference between the carrying value of the Property at September 30, 2000 and the estimated net realizable value of the Property at September 30, 2000. During the nine months ended September 30, 1999, the Partnership recorded a provision for loss on building in the amount of $84,478 for financial reporting purposes relating to a Property in Lawrence, Kansas, the lease for which was rejected by the tenant. The tenant of this Property filed for bankruptcy and discontinued the payments of rents to the Partnership. The allowance represented the difference between the carrying value of the Property at September 30, 1999 and the estimated net realizable value for the Property. The Partnership sold this Property in November 1999.

Termination of Merger

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

                  27       Financial Data Schedule (Filed herewith.)


          (b)     Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 13th day of November, 2000.


                                       CNL INCOME FUND XVI, LTD.

                                       By: CNL REALTY CORPORATION
                                           General Partner


                                           By:/s/ James M. Seneff, Jr.
                                              -------------------------------
                                              JAMES M. SENEFF, JR.
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                                           By:/s/ Robert A. Bourne
                                              -------------------------------
                                              ROBERT A. BOURNE
                                              President and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)