Form 10-K
period 2000-12-31
CNL INCOME FUND XVI LTD
filed 2001-04-02
CIK 913058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

           Securities registered pursuant to Section 12 (b) of the Act:

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totaled $39,600,000 and were used to acquire 43 Properties, including seven Properties consisting of land only.

         During the year ended December 31, 1996, the Partnership sold a Property in Appleton, Wisconsin, and used the net sales proceeds to acquire a Boston Market Property located in Fayetteville, North Carolina, with an affiliate of the General Partners as tenants-in-common. During the year ended
December 31, 1997, the Partnership sold a Property in Oviedo, Florida, and during 1998 the Partnership reinvested the net sales proceeds from the sale of this Property in a Property in Memphis, Tennessee, as tenants-in-common, with affiliates of the General Partners. In addition, during 1998, the Partnership received a reimbursement from the developer of the Property in Farmington, New Mexico upon final reconciliation of total construction costs. In August 1998, the Partnership used these proceeds to enter into a joint venture arrangement, Columbus Joint Venture, with affiliates of the General Partners, to construct and hold one restaurant Property. During 1999, the Partnership sold a Property in Lawrence, Kansas. During 2000, the Partnership reinvested the majority of these net sales proceeds in, TGIF Pittsburgh Joint Venture, with affiliates of the General Partners, to purchase and hold one restaurant Property. In addition, during 2000, the Partnership sold its Property in Columbia Heights, Minnesota.

         As a result of the above transactions, as of December 31, 2000, the Partnership owned 43 Properties. The 43 Properties include six Properties consisting of land only, interests in two Properties owned through joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the General Partners as tenants-in-common. The lessee of the six Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. In general, the Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. the agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners, ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable. The General Partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the Limited Partners.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the Properties owned by joint ventures in which the Partnership is a co-venturer and Properties owned as tenants-in-common with affiliates of the General Partners provide for initial terms ranging from 2 to 20 years (the average being 18 years) and expire between 2003 and 2018. The leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $19,200 to $259,900. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 33 of the Partnership's 43 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         During 1998, three tenants, Long John Silver's, Inc., Finest Foodservice, L.L.C., and Boston Chicken, Inc., filed for bankruptcy and rejected the leases relating to five of their seven leases and ceased making rental payments to the Partnership on the rejected leases. During 1999, the Partnership entered into new leases, each with a new operator, for two of the five vacant Properties and sold two of the five vacant Properties, one in each of 1999 and 2000. The terms of the new leases are substantially the same as the Partnership's other leases, as described above. The Partnership will not recognize rental and earned income from the one remaining vacant Property until a new tenant for the Property is located or until the Property is sold and the proceeds from the sale are reinvested in an additional Property. In August 1999, Long John Silver's, Inc. and Boston Chicken, Inc. each assumed and affirmed their one remaining lease, and, the Partnership has continued receiving rental payments relating to these leases. The General Partners are currently seeking either new tenants or purchasers for the one remaining vacant Property.

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

         During 2000, three lessees of the Partnership, Golden Corral Corporation, Jack in the Box Inc., and Phoenix Restaurant Group, Inc., each contributed more than ten percent of the Partnership's total rental and earned income. As of December 31, 2000, Golden Corral Corporation was the lessee under leases relating to six restaurants, Jack in the Box Inc. was the lessee under leases relating to five restaurants, and Phoenix Restaurant Group, Inc. was the lessee under leases relating to nine restaurants. It is anticipated that based on the minimum rental payments required by the leases that these three lessees each will continue to contribute more than ten percent of the Partnership's total rental and earned income in 2001. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Jack in the Box, and Denny's, each accounted for more than ten percent of the Partnership's total rental and earned income during 2000. In 2001, it is anticipated that each of these Restaurant Chains will continue to contribute more than ten percent of the Partnership's rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 2000, Golden Corral Corporation and Phoenix Restaurant Group, Inc. each leased Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

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

         In addition, in June 2000, the Partnership entered into a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XV, Ltd., and CNL Income Fund XVIII, Ltd., affiliates of the General Partners, to purchase and hold one Property. The joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated in the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture. The Partnership has a 19.72% interest in the profits and losses of this joint venture. Each of the affiliates is a limited partnership organized pursuant to the laws of the state of Florida.

         The use of joint ventures and tenancy in common arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of joint ventures and tenancy in common arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties. In addition, tenancy in common arrangements may allow the Partnership to defer the gain for federal income tax purposes upon the sale of the property if the proceeds are reinvested in an additional property.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of CNL Fund Advisors, Inc., perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2000, the Partnership owned 43 Properties. Of the 43 Properties, 39 are owned by the Partnership in fee simple, two are owned through joint venture arrangements and two are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 16,600 to 104,800 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.

                                                     Number of Properties
                     State

                     Arizona                                  1
                     California                               2
                     Colorado                                 1
                     Washington, D.C.                         1
                     Florida                                  5
                     Georgia                                  1
                     Idaho                                    1
                     Indiana                                  2
                     Kansas                                   1
                     Minnesota                                1
                     Missouri                                 4
                     New Mexico                               3
                     Nevada                                   1
                     North Carolina                           3
                     Ohio                                     4
                     Pennsylvania                             1
                     Tennessee                                1
                     Texas                                    9
                     Utah                                     1
                                                       -----------------

                     TOTAL PROPERTIES                         43
                                                       =================


         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the six Checkers Properties are owned by the tenant while the land parcels are owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 2,000 to 11,100 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2000, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes.

         As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $36,276,118 and $5,908,838, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by Restaurant Chain.

                      Restaurant Chain                     Number of Properties

                      Arby's                                        2
                      Big Boy                                       1
                      Boston Market                                 3
                      Checkers                                      6
                      Denny's                                       9
                      Golden Corral                                 6
                      IHOP                                          2
                      Jack in the Box                               5
                      Japan Express                                 1
                      KFC                                           1
                      Long John Silver's                            4
                      Wendy's                                       1
                      Other                                         2
                                                           ---------------------

                      TOTAL PROPERTIES                              43
                                                           =====================

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

         At December 31, 2000, 1999, 1998, 1997 and 1996, the properties were 98%, 95%, 89%, 100%, and 100% occupied, respectively. The following is a schedule of the average rent per property for each of the years ended December 31:

                                       2000              1999              1998             1997              1996
                                   --------------    -------------     -------------    -------------     -------------

Rental Revenues (1)                  $ 3,730,031      $ 4,033,287       $ 4,244,356      $ 4,392,092       $ 4,357,033
Properties (2)                                42               43                44               42                43
Average Rent per Property              $  88,810        $  93,797         $  96,463        $ 104,574         $ 101,326


(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

(2) Excludes Properties that were vacant at December 31, and did not generate rental revenues during the year ended December 31. The following is a schedule of lease expirations for leases in place as of December 31, 2000 for the next ten years and thereafter.

                                                                                     Percentage of
             Expiration Year          Number             Annual Rental               Gross Annual
                                     of Leases              Revenues                 Rental Income
             -----------------    ----------------    ---------------------    --------------------------

              2001                             --                   $   --                      --
              2002                             --                       --                      --
              2003                              1                   43,795                    1.1%
              2004                             --                       --                      --
              2005                             --                       --                      --
              2006                             --                       --                      --
              2007                             --                       --                      --
              2008                             --                       --                      --
              2009                              3                  447,584                   11.3%
              2010                              4                  493,659                   12.5%
              Thereafter                       34                2,974,764                   75.1%
                                        ----------            -------------           -------------
              Total (1)                        42              $ 3,959,802                 100.00%
                                        ==========            =============           =============

(1)      Excludes one Property that was vacant at December 31, 2000.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2000 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases six Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2009 and 2011) and the average minimum base annual rent is approximately $155,400 (ranging from approximately $113,300 to $192,900).

         Jack in the Box Inc. leases five Jack in the Box restaurants. The initial term of each lease is 18 years (expiring between 2011 and 2012) and the average minimum base annual rent is approximately $96,700 (ranging from approximately $87,800 to $115,600).

         Phoenix Restaurant Group, Inc. leases nine Denny's restaurants. The initial term of each lease is 20 years (expiring between 2014 and 2015) and the average minimum base annual rent is approximately $111,300 (ranging from approximately $64,800 to $220,600).


Item 3.  Legal Proceedings

         Neither the Partnership, not its General Partners or any affiliate of the General Partners, nor any of their respective Properties is party to, or subject to, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2001, there were 3,020 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2000, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase) may have done so pursuant to such Plan. The General Partners had the right to prohibit transfers of Units. From inception through December 31, 2000, the price paid for any Unit transferred pursuant to the Plan range from $8.62 to $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2000 and 1999 other than pursuant to the Plan, net of commissions.

                                                2000                                     1999
                                 ------------------------------------    -------------------------------------
                                   High         Low        Average         High          Low        Average
                                 ---------    --------    -----------    ---------     --------    -----------

         First Quarter                (2)         (2)            (2)       $10.00       $ 8.77         $ 8.92
         Second Quarter             $9.30      $ 6.47         $ 8.12         6.99         6.99           6.99
         Third Quarter               7.51        5.55           7.22        10.00         7.91           8.64
         Fourth Quarter              7.16        5.55           6.84         8.40         7.00           7.60


(1) A total of 41,725 and 23,210 Units were transferred other than pursuant to the Plan for the years ended December 31, 2000 and 1999.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2000 and 1999, the Partnership declared cash distributions of $3,600,000 to the Limited Partners. No amounts distributed to the Limited Partners for the years ended December 31, 2000 and 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. Distributions of $900,000 were declared at the close of each of the Partnership's calendar quarters. This amount includes monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable

Item 6.  Selected Financial Data

                                       2000               1999              1998              1997               1996
                                   --------------    ---------------   ---------------    --------------    ---------------
Year ended December 31:
    Revenues (1)                      $3,780,584         $4,059,810        $4,093,756        $4,455,994         $4,438,218
    Net income (2)                     1,945,812          2,815,008         2,976,998         3,660,327          3,748,198
    Cash distributions
      declared (3)                     3,600,000          3,600,000         3,690,000         3,600,000          3,543,751
    Net income per Unit
      (2)(4)                                0.43               0.62              0.65              0.81               0.82
    Cash distributions
      declared per Unit
      (3)(4)                                0.80               0.80              0.82              0.80               0.79

At December 31:
    Total assets                     $37,936,084        $39,710,973       $40,188,641       $40,938,320        $40,955,642
    Partners' capital                 36,752,744         38,406,932        39,191,924        39,904,926         39,844,599


(1) Revenues include equity in earnings of joint ventures and adjustments to accrued rental income due to the tenants of certain Properties filing for bankruptcy and experiencing financial difficulties.

(2) Net income for the year ended December 31, 2000, includes $88,661 from gain on sale of assets. Net income for the year ended December 31, 2000 and 1998 includes $857,316 and $266,257 for provision for loss on assets. Net income for the year ended December 31, 1999, includes $84,478 from loss on sale of assets. Net income for the year ended December 31, 1996, includes $41,148 from gain on sale of assets.

(3) Distributions for the year ended December 31, 1998 include a special distribution to the Limited Partners of $90,000, which represented cumulative excess operating reserves.

(4)      Based  on  the  weighted   average  number  of  Limited  Partner  Units
         outstanding during the years ended December 31, 2000, 1999, 1998, 1997, and 1996.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, to be leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2000, the Partnership owned 43 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Currently, the Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from the joint venture and interest received, less cash paid for expenses). Cash from operations was $3,165,697, $3,151,231, and $3,623,694 for the years ended December 31, 2000, 1999, and 1998, respectively. The increase in cash from operations during 2000, as compared to 1999, was primarily a result of changes in the Partnership's working capital and changes in income and expenses as described in "Results of Operations," below. The decrease in cash from operations during 1999, as compared to 1998, was primarily a result of changes in income and expenses as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the years ended December 31, 2000, 1999 and 1998.

         In January 1998, the Partnership reinvested the net sales proceeds from its 1997 sale of a Property in Oviedo, Florida, in an IHOP Property in Memphis, Tennessee, as tenants-in-common with affiliates of the General Partners. In connection therewith, the Partnership and its affiliates entered into an agreement whereby each co-tenant will share in the profits and losses of the Property in proportion to each co-venturer's interest. The Partnership owns a 40.42% interest in the Property.

         In April 1998, the Partnership received approximately $162,000 from the developer of the Property in Farmington, New Mexico. This represents a reimbursement from the developer upon final reconciliation of total construction costs to the total construction costs funded by the Partnership in accordance with the development agreement. In August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the General Partners, to construct, own and lease one restaurant Property. As of December 31, 1999, the Partnership had contributed approximately $293,000, of which approximately $158,500 was contributed during 1999, to purchase land and pay for construction costs relating to the joint venture. As of December 31, 2000, the Partnership had a 32.35% interest in the profits and losses of the joint venture.

         During the year ended December 31, 1999, the Partnership accepted a promissory note from the former tenant of the Shoney's Property in Las Vegas, Nevada, in the amount of $52,191, representing past due rental and other amounts. The note represents receivables for which the Partnership had established an allowance for doubtful accounts, and real estate taxes previously recorded as an expense by the Partnership. Payments are due in 60 monthly installments of $1,220 including interest at a rate of ten percent per annum, which were scheduled to commence on March 1, 2000, at which time the accrued and unpaid interest of $5,219 was capitalized into the principal balance of the note. Due to the uncertainty of the collectibility of the note, the Partnership established an allowance for doubtful accounts and is recognizing income as collected. As of December 31, 2000, the balance in the allowance for doubtful accounts relating to this promissory note was $62,751, including accrued interest of $4,914. The Partnership has ceased collection efforts on the remaining past due receivables not converted into the promissory note.

         In February 1999, the Partnership entered into a new lease for the Property in Las Vegas, Nevada. In connection therewith, the Partnership incurred $183,500 in renovation costs which were completed in November 2000.

         In November  1999,  the  Partnership  sold its  Property  in  Lawrence,
Kansas, to a third party for $690,000 and received net sales proceeds of $667,311. As a result of this transaction, the Partnership recognized a loss of $84,478 for financial reporting purposes. In June 2000, the Partnership used the majority of these net sales proceeds to invest in a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XV, Ltd., and CNL Income Fund XVIII, Ltd., each a Florida limited partnership and an affiliate of the General Partners, to purchase and hold one restaurant Property. The Partnership accounts for its investment using the equity method since the Partnership shares control with affiliates. As of December 31, 2000, the Partnership owned a 19.72% interest in the profits and losses of the joint venture.

         In September 2000, the Partnership sold its Property in Columbia Heights, Minnesota, to a third party for $584,000 and received net sales proceeds of approximately $575,800, resulting in a gain of approximately $88,700 for the financial reporting purposes. The Partnership intends to reinvest the majority of these net sales proceeds in an additional Property. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

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

         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to reinvest in additional Properties, to pay Partnership expenses, or to make distributions to partners. At December 31, 2000, the Partnership had $1,081,650 invested in such short-term investments as compared to $1,637,753 at December 31, 1999. As of December 31, 2000, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately two percent annually. The funds remaining at December 31, 2000, will be used toward the payment of distributions and other liabilities.

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

         Due to low ongoing operating expenses and cash flow, the General Partners believe that the Partnership has sufficient working capital reserves at this time. In addition, because the majority of the leases of the Partnership's Properties are on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs will be established at this time. To the extent, however, that the Partnership has insufficient funds for such purposes, the General Partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for maintenance and repairs. The General Partners have the right to cause the Partnership to maintain additional reserves if, in their discretion, they determine such reserves are required to meet the Partnership's working capital needs.

         The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the year ended December 31, 1998, cumulative excess operating reserves, the Partnership declared distributions to the Limited Partners of $3,600,000 and $3,600,000, and $3,690,000, for the years ended December 31, 2000, 1999, and
1998, respectively. This represents distributions of $0.80, $0.80, and $0.82 per Unit for the years ended December 31, 2000, 1999, and 1998, respectively. No distributions were made to the General Partners during the years ended December 31, 2000, 1999, and 1998, respectively. No amounts distributed to the Limited Partners for the years ended December 31, 2000, 1999, and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to Limited Partners on a quarterly basis.

         During 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.
         As of December 31, 2000 and 1999, the Partnership owed $152,957 and $73,853, respectively, to related parties for such amounts as accounting and administrative services and management fees. As of March 15, 2001, the Partnership had reimbursed the affiliates $23,870 of all such amounts. Other liabilities, including distributions payable, decreased to $1,030,383 at December 31, 2000, from $1,230,188 at December 31, 1999, partially as a result of the fact that during 2000, the Partnership paid amounts that were accrued at December 31, 1999 for construction costs relating to the Property in Las Vegas, Nevada and transaction costs relating to the proposed Merger with APF, as described in "Termination of Merger." Liabilities at December 31, 2000, to the extent they exceed cash and cash equivalents at December 31, 2000, will be paid from anticipated future cash from operations.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During  1998,  the  Partnership   owned  and  leased  43  wholly  owned
Properties (including two Properties in Madison and Chattanooga, Tennessee exchanged for two Properties in Lawrence, Kansas and Indianapolis, Indiana), during 1999, the Partnership owned and leased 41 wholly owned Properties (including one Property which was sold in November 1999) and during 2000, the Partnership owned and leased 40 wholly owned Properties (including one Property which was sold in September 2000). In addition, during 1999 and 1998, the Partnership was a co-venturer in a joint venture arrangement that owned and leased one Property, and during 2000, the Partnership was a co-venturer in an additional joint venture arrangement that owned and leased one Property. In addition during 2000, 1999, and 1998, the Partnership owned and leased two Properties with affiliates, as tenants-in-common. As of December 31, 2000, the Partnership owned, either directly, as tenants-in-common or through a joint venture arrangement, 43 Properties which are generally subject to long-term, triple-net leases that provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $19,200 to $259,900. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For a further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 2000, 1999, and 1998, the Partnership earned $3,548,605, $3,839,624, and $3,899,981, respectively, in rental income from operating leases (net of adjustments to accrued rental income), earned income from direct financing leases and contingent rental income from Properties wholly owned by the Partnership. The decrease in rental, earned, and contingent rental income in 2000, and 1999, each as compared to the previous year, is partially attributable by approximately $133,700 due to the fact that in 1998 three tenants filed for bankruptcy and rejected the leases relating to a total of five of the seven Properties leased by these tenants. As a result, these tenants ceased making rental payments on the five rejected leases. In conjunction with the five rejected leases, during 2000 and 1998, the Partnership reversed approximately $57,100 and $107,000, respectively, of accrued rental income. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The Partnership has continued receiving rental payments relating to the two leases not rejected by the tenants. In March 1999, the Partnership entered into a new lease with a new tenant for another one of the vacant Properties; rental payments commenced in April 1999, thereby partially offsetting the decrease in rental and earned income. In November 1999, the Partnership entered into a new lease with a new tenant for one of the vacant Properties; rental payments commenced in the first quarter of 2000. In addition, between November 1999 and September 2000, the Partnership sold two of the vacant Properties. In June 2000, the Partnership reinvested the majority of the net sales proceeds from the 1999 sale in TGIF Pittsburgh Joint Venture, as described in "Capital Resources" and intends to reinvest the majority of the net sales proceeds from the 2000 sale of the Property in an additional Property. The decrease in rental and earned income during 2000 was partially offset by an increase in rental and earned income of approximately $34,100 due to the fact that during 2000, the Partnership collected and recognized as income past due rental amounts received from Long John Silver's, Inc., which filed for bankruptcy during 1998 and rejected the leases relating to two of the three Properties it leased. In August 1999 and June 2000, Long John Silver's, Inc. and Boston Chicken, Inc. assumed and affirmed their one remaining lease, and the Partnership has continued receiving rental payments relating to these leases. The General Partners are currently seeking either a new tenant or purchaser for the one remaining rejected and vacant Property. The Partnership will not recognize any rental and earned income from this vacant Property until a new tenant for this Property is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The lost revenues resulting from the remaining rejected and vacant Property could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner.

         The decrease in rental and earned income during 1999 as compared to 1998, was also partially attributable to the fact that in July 1998, the tenant of the Shoney's Property in Las Vegas, Nevada vacated the Property and ceased making rental payments on this Property. As a result, during the year ended December 31, 1998, the Partnership reversed approximately $77,300 of accrued rental income relating to this Property. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The reversal of accrued rental income was offset by the fact that the Partnership recorded approximately $140,100 in rental and earned income during the year ended December 31, 1998, prior to the tenant vacating the Property. No rental and earned income was recognized during the year ended December 31, 1999, relating to this tenant. During 1998, the Partnership established an allowance for doubtful accounts of approximately $82,500 for rental and earned income amounts due from this tenant. The decrease during 2000 and 1999 was partially offset by the fact that in February 1999, the Partnership entered into a new lease with a new tenant for this Property for which rental payments commenced in August 1999. In connection with the new lease, the Partnership paid $183,500 of the construction costs necessary to convert this Property into a new concept.

         Rental and earned income also decreased during 2000, due to the fact that during 2000, the Partnership reversed accrued rental income of approximately $36,200 relating to the Property in Mesquite, Texas, to adjust the carrying value of the Property to the estimated net realizable value of the Property. Additionally, the decrease in rental and earned income during 2000, was also partially attributable to the fact that during 2000, the Partnership established an allowance for doubtful accounts for past due rental amounts relating to several Denny's Properties in accordance with the Partnership's policy. During 2000, the tenant of the Property in Bucyrus, Ohio terminated its lease due to financial difficulties the tenant was experiencing. As a result, the Partnership reclassified the asset from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying amount. No loss on termination of direct financing lease was recorded for financial reporting purposes. The Partnership will not recognize any rental and earned income from this Property until the Property is re-leased or the Property is sold and the proceeds are reinvested in an additional Property. The General Partners are currently seeking a replacement tenant or purchaser for this Property. The General Partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected.

         In addition, for the years ended December 31, 2000, 1999, and 1998, the Partnership earned $180,084, $158,580, and $132,002, respectively, attributable to net income earned by joint ventures. The increase in net income earned by joint ventures during 2000, as compared to 1999, was primarily attributable to the fact that in June 2000, the Partnership reinvested the net sales proceeds it received from the 1999 sale of the Property in Lawrence, Kansas in TGIF Pittsburgh Joint Venture with affiliates of the General Partners as described in "Capital Resources." The increase in net income earned by joint ventures during 1999, as compared to 1998, was primarily attributable to the fact that in August 1998, the Partnership invested in Columbus Joint Venture with affiliates of the General Partners, as described in "Capital Resources."

         During  the  year  ended  December  31,  2000,  three  lessees  of  the
Partnership, Golden Corral Corporation, Jack in the Box Inc., and Phoenix Restaurant Group, Inc., each contributed more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental income from the Properties owned by joint ventures and the two Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2000, Golden Corral Corporation was the lessee under leases relating to six restaurants, Jack in the Box Inc. was the lessee under leases relating to five restaurants, and Phoenix Restaurant Group, Inc. was the lessee under leases relating to nine restaurants. It is anticipated that, based on the minimum rental payments required by the leases, each of these lessees will continue to contribute more than ten percent of the Partnership's total rental income in 2001. In addition, during the year ended December 31, 2000, three Restaurant Chains, Golden Corral, Jack in the Box, and Denny's, each accounted for more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental income from the Properties owned by joint ventures and the two Properties owned with affiliates of the General Partners as tenants-in-common). In 2001, it is anticipated that each of these Restaurant Chains will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $1,066,117, $1,160,324, and $850,501 for the years ended December 31, 2000,
1999, and 1998, respectively. The decrease in operating expenses during 2000, and the increase during 1999, was primarily due to the amount of transaction costs that the Partnership incurred relating to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed and terminated Merger with APF, as described in "Termination of Merger."

         The decrease in operating expenses during 2000, was partially offset by, and the increase in operating expenses during 1999, was partially due to the fact that the Partnership incurred certain expenses, such as legal fees, real estate taxes, insurance, and maintenance relating to a Shoney's Property, two Boston Market Properties and two Long John Silver's Properties which became vacant during 1998, due to financial difficulties or bankruptcies, as described above. During 2000, the Partnership recorded bad debt expense of $33,532 for past due amounts relating to the Property in Las Vegas, Nevada. The Partnership entered into new leases with new tenants for the Shoney's Property in Las Vegas, Nevada and the Long John Silver's Properties in Celina, Ohio and Charlotte, North Carolina in February, March and November 1999, respectively. The new tenants are responsible for real estate taxes, insurance, and maintenance relating to these three Properties. In addition, in November 1999 and September 2000, the Partnership sold the Boston Market Properties in Lawrence, Kansas and Columbia Heights, Minnesota, respectively. The General Partners do not anticipate that the Partnership will incur these expenses for these five Properties in the future. In addition, the increase in operating expenses during 1999 was partially attributable to an increase in depreciation expense due to the fact that during 1998, the Partnership reclassified some of these leases from net investment in direct financing leases to land and buildings on operating leases as a result of lease terminations.

         As a result of the sale of the Property in Columbia Heights, Minnesota, as described above in "Capital Resources," the Partnership recognized a gain of $88,661 for financial reporting purposes during the year ended December 31, 2000. As a result of the sale of the Property in Lawrence, Kansas, as described above in "Capital Resources," the Partnership recognized a loss of $84,478 for financial reporting purposes during the year ended December 31, 1999. No Properties were sold during 1998.

         During the year ended December 31, 2000, the Partnership recorded provisions for loss on assets of $400,492 and $456,824, respectively, relating to Boston Market Properties located in Columbia Heights and St. Cloud, Minnesota. The tenant for these Properties filed for bankruptcy and discontinued the payment of rents. The allowances represented the difference between the net carrying value of the Properties and the estimated net realizable value for the Properties. During the year ended December 31, 1998, the Partnership recorded a provision for loss on assets of $266,257 for financial reporting purposes relating to a Long John Silver's Property in Celina, Ohio. The tenant of this Property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement, as described above. The allowance represented the difference between the Property's carrying value at December 31, 1998 and the estimated net realizable value for this Property. No such allowance was established during the years ended December 31, 1999.

         The Partnership's leases as of December 31, 2000, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the Partnership's results of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

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


Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                                   Page

Report of Independent Certified Public Accountants                  17

Financial Statements:

     Balance Sheets                                                 18

     Statements of Income                                           19

     Statements of Partners' Capital                                20

     Statements of Cash Flows                                    21-23

     Notes to Financial Statements                               24-39

               Report of Independent Certified Public Accountants



To the Partners
CNL Income Fund XVI, Ltd.



In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund XVI, Ltd. (a Florida limited partnership) at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 2, 2001

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

       `

                                                                                      December 31,
                                                                              2000                    1999
                                                                       -------------------     -------------------

                         ASSETS

Land and buildings on operating leases, less
     accumulated depreciation and allowance for loss on
assets                                                                        $28,488,803            $ 29,804,331
Net investment in direct financing leases                                       3,887,824               4,540,067
Investment in joint ventures                                                    2,143,328               1,650,860
Cash and cash equivalents                                                       1,081,650               1,637,753
Receivables, less allowance for doubtful    accounts of
$429,262 and $90,894,
     respectively                                                                 440,739                 287,757
Prepaid expenses                                                                    8,827                  13,121
Lease costs, less accumulated amortization of
     $14,357 and $1,348 in 2000 and1999,
     respectively                                                                  25,566                  24,518
Accrued rental income, less allowance for
     doubtful accounts of $18,466 and $6,098,
     respectively                                                               1,859,347               1,752,566
                                                                       -------------------     -------------------

                                                                              $37,936,084             $39,710,973
                                                                       ===================     ===================

            LIABILITIES AND PARTNERS' CAPITAL

Acquisition and construction costs payable                                        $    --              $  150,000
Accounts payable                                                                   30,429                 131,113
Accrued and escrowed real estate taxes
     payable                                                                       13,359                   5,860
Distributions payable                                                             900,000                 900,000
Due to related parties                                                            152,957                  73,853
Rents paid in advance and deposits                                                 86,595                  43,215
                                                                       -------------------     -------------------
         Total liabilities                                                      1,183,340               1,304,041

Partners' capital                                                              36,752,744              38,406,932
                                                                       -------------------     -------------------

                                                                              $37,936,084             $39,710,973
                                                                       ===================     ===================


                See accompanying notes to financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                                 Year Ended December 31,
                                                                        2000               1999               1998
                                                                   ----------------   ----------------   ---------------

Revenues:
     Rental income from operating leases                               $ 3,171,534        $ 3,281,281       $ 3,482,762
     Adjustments to accrued rental income                                 (105,655  )              --          (184,368 )
     Earned income from direct financing leases                            482,726            558,343           601,587
     Interest income                                                        45,310             49,008            60,199
     Other income                                                            6,585             12,598             1,574
                                                                   ----------------   ----------------   ---------------
                                                                         3,600,500          3,901,230         3,961,754
                                                                   ----------------   ----------------   ---------------
Expenses:
     General operating and administrative                                  187,861            183,150           158,519
     Bad debt expense                                                       33,532                 --                --
     Professional services                                                  80,343             53,282            40,471
     Management fees to related parties                                     36,605             37,385            38,570
     Real estate taxes                                                      50,966             59,895             9,060
     State and other taxes                                                  27,356             25,599            19,398
     Loss on termination of direct financing lease                          31,215                 --             4,471
     Depreciation and amortization                                         585,659            588,920           555,360
     Transaction costs                                                      32,580            212,093            24,652
                                                                   ----------------   ----------------   ---------------
                                                                         1,066,117          1,160,324           850,501
                                                                   ----------------   ----------------   ---------------
Income Before Equity in Earnings of Joint
     Ventures, Gain (Loss) on Sale of Assets, and
     Provision for Loss on Assets                                        2,534,383          2,740,906         3,111,253

Equity in Earnings of Joint Ventures                                       180,084            158,580           132,002

Gain (Loss) on Sale of Assets                                               88,661            (84,478  )             --

Provision for Loss on Assets                                              (857,316  )              --          (266,257 )
                                                                   ----------------   ----------------   ---------------

Net Income                                                               1,945,812        $ 2,815,008       $ 2,976,998
                                                                   ================   ================   ===============

Allocation of Net Income
     General partners                                                      $    --         $   28,717        $   31,685
     Limited partners                                                    1,945,812          2,786,291         2,945,313
                                                                   ----------------   ----------------   ---------------
                                                                       $ 1,945,812        $ 2,815,008       $ 2,976,998
                                                                   ================   ================   ===============

Net Income Per Limited Partner Unit                                      $    0.43          $    0.62         $    0.65
                                                                   ================   ================   ===============

Weighted Average Number of
     Limited Partner Units Outstanding                                   4,500,000          4,500,000         4,500,000
                                                                   ================   ================   ===============

                See accompanying notes to financial statements.


                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2000, 1999, and 1998

                                   General Partners                          Limited Partners
                          ------------------------------- ------------------------------------------------------------------------
                                            Accumulated                                    Accumulated  Syndication
                           Contributions      Earnings    Contributions    Distributions    Earnings        Costs        Total
                          ---------------  -------------- -------------   --------------   ------------ -------------  -----------

Balance, December 31, 1997       $1,000       $98,615     $45,000,000     $ (9,733,017)     $9,928,328   $5,390,000)   $39,904,926

    Distributions to limited
       partners ($0.82 per
       limited partner unit)        --            --            --          (3,690,000)             --           --     (3,690,000)
    Net income                      --        $31,685           --                --         2,945,313           --      2,976,998
                            ---------------  ----------   -------------   --------------   ------------ -------------  ------------

Balance, December 31, 1998       $1,000      $ 30,300      $45,000,000      (13,423,017)    12,873,641   (5,390,000)    9,191,924

    Distributions to limited
       partners ($0.80 per
       limited partner unit)        --            --            --           (3,600,000)             --           --    (3,600,000)
    Net income                      --       $ 28,717           --                --         2,786,291           --      2,815,008
                            ---------------  ----------   -------------  ---------------  -------------  ------------  ------------

Balance, December 31, 1999       $1,000      $159,017      $45,000,000      (17,023,017)    15,659,932   (5,390,000)   38,406,932

    Distributions to limited
       partners ($0.80 per
       limited partner unit)        --            --            --           (3,600,000)           --           --     (3,600,000)
    Net income                      --            --            --                --         1,945,812          --      1,945,812
                            ---------------  ----------   ------------  ---------------- -------------- -------------  ------------

Balance, December 31, 2000       $1,000       $159,017     $45,000,000    $ (20,623,017)  $ 17,605,744   $(5,390,000)  $36,752,744
                            ===============  ==========   ============  ================ ============== =============  ============

                See accompanying notes to financial statements.


                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31,
                                                                      2000                1999              1998
                                                                 ----------------    ---------------    --------------

Increase (Decrease) in Cash and Cash Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                  $ 3,366,743         $3,341,862        $3,675,430
         Distributions from joint venture                                187,637            170,697           143,279
         Cash paid for expenses                                         (428,209 )         (410,336 )        (273,929 )
         Interest received                                                39,526             49,008            78,914
                                                                 ----------------    ---------------    --------------
             Net cash provided by operating activities
                                                                       3,165,697          3,151,231         3,623,694
                                                                 ----------------    ---------------    --------------

      Cash Flows from Investing Activities:
         Proceeds from sale of land and buildings                        575,778            667,311                --
         Reimbursement of construction costs from
           developer                                                          --                 --           161,648
         Additions to land and buildings on operating
           leases                                                       (183,500 )               --            (3,545 )
         Investment in direct financing leases                                --                 --           (28,403 )
         Investment in joint ventures                                   (500,021 )         (158,512 )        (744,058 )
         Decrease in restricted cash                                          --                 --           610,384
         Payment of lease costs                                          (14,057 )          (25,866 )              --
                                                                 ----------------    ---------------    --------------
             Net cash (used in) investing activities                    (121,800 )          482,933            (3,974 )
                                                                 ----------------    ---------------    --------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                            (3,600,000 )       (3,600,000 )      (3,690,000 )
                                                                 ----------------    ---------------    --------------
             Net cash used in financing activities                    (3,600,000 )       (3,600,000 )      (3,690,000 )
                                                                 ----------------    ---------------    --------------

Net Increase (Decrease) in Cash and Cash    Equivalents
                                                                        (556,103 )           34,164           (70,280 )

Cash and Cash Equivalents at Beginning of Year                         1,637,753          1,603,589         1,673,869
                                                                 ----------------    ---------------    --------------

Cash and Cash Equivalents at End of Year                             $ 1,081,650         $1,637,753        $1,603,589
                                                                 ================    ===============    ==============



                See accompanying notes to financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                               Year Ended December 31,
                                                                      2000               1999              1998
                                                                 ---------------    ---------------    --------------

Reconciliation of Net Income to Net Cash
    Provided by Operating Activities:

      Net Income                                                     $1,945,812         $2,815,008        $2,976,998
                                                                 ---------------    ---------------    --------------
      Adjustments to  reconcile  net income to net cash
         provided  by  operating activities:

             Depreciation                                               572,650            586,122           553,360
             Amortization                                                13,009              2,798             2,000
             Bad debt expense                                            33,532                 --                --
             Loss on termination of direct
                financing lease                                          31,215                 --             4,471
             Equity in earnings of joint ventures,
                net of distributions                                      7,553             12,117            11,277
             Loss (gain) on sale of assets                              (88,661 )           84,478                --
             Provision for loss on assets                               857,316                 --           266,257
             (Increase) in receivables                                 (186,514 )         (220,782 )         (13,753 )
             Decrease in net investment in direct
                financing leases                                         52,973             41,327            43,343
             Decrease (increase) in prepaid
                expenses                                                  4,294                624            (4,452 )
             Increase in accrued rental income                         (106,781 )         (327,785 )        (232,408 )
             Increase (decrease) in accounts
                payable and accrued expenses                            (93,185 )          127,994             1,919
             Increase in due to related parties                          79,104             47,377            23,125
             Increase (decrease) in rents paid in
                advance and deposits                                     43,380            (18,047 )          (8,443 )
                                                                 ---------------    ---------------    --------------
                  Total adjustments                                   1,219,885            336,223           646,696
                                                                 ---------------    ---------------    --------------

Net Cash Provided by Operating Activities                            $3,165,697         $3,151,231        $3,623,694
                                                                 ===============    ===============    ==============



                See accompanying notes to financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                              Years Ended December 31,
                                                                      2000               1999              1998
                                                                 ---------------    ---------------    --------------

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

      Land and building under operating lease
         exchanged for land and building under
         operating lease                                                 $   --             $   --         $ 779,181
                                                                 ===============    ===============    ==============

      Land and building under direct financing lease
         exchanged for land and building under
         direct financing lease                                          $   --             $   --         $ 761,334
                                                                 ===============    ===============    ==============

      Distributions declared and unpaid at
         December 31                                                  $ 900,000          $ 900,000         $ 900,000
                                                                 ===============    ===============    ==============


                See accompanying notes to financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


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

                  Direct financing method - The leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset) (see Note 4). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the leases.

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

                  Years Ended December 31, 2000, 1999, and 1998


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

         Investment in Joint Ventures - The Partnership's investments in TGIF Pittsburgh Joint Venture and Columbus Joint Venture and the properties in Fayetteville, North Carolina and Memphis, Tennessee, each of which is held as tenants-in-common with affiliates, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:

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

         Organization Costs - Effective January 1, 1999, the Partnership adopted Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." The Statement requires that an entity expense the costs of start-up activities and organization costs as they are incurred.
         Adoption of this statement did not have a material effect on the Partnership's financial position or results of operations.

         Lease Costs - Brokerage fees associated with negotiating a new lease are amortized over the term of the new lease using the straight-line method.

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

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:

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

         Reclassifications - Certain items in the prior year's financial statements have been reclassified to conform to 2000 presentation. These reclassifications had no effect on partners' capital or net income.

         Staff Accounting Bulletin No. 101 ("SAB 101") - In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the Partnership's results of operations.

         Statement of Financial Accounting Standards No. 133 ("FAS 133") and Statement of Financial Accounting Standards No. 137 ("FAS 137") - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


2.       Leases:
         ------

         The Partnership leases its land or land and buildings primarily to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases are classified as operating leases and some of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portion of some of the leases are operating leases. The majority of the leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, generally the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and buildings on operating leases consisted of the following at December 31:

                                                                    2000                   1999
                                                             --------------------   --------------------

                 Land                                               $ 14,896,276           $ 15,034,850
                 Buildings                                            17,277,021             17,540,422
                                                             --------------------   --------------------
                                                                      32,173,297             32,575,272
                 Less accumulated depreciation                        (2,961,413 )           (2,504,684 )
                                                             --------------------   --------------------
                                                                      29,211,884             30,070,588
                 Less allowance for loss on
                    assets                                              (723,081 )             (266,257 )
                                                             --------------------   --------------------

                                                                    $ 28,488,803           $ 29,804,331
                                                             ====================   ====================


         In November 1999, the Partnership sold its property in Lawrence, Kansas to a third party for $690,000, and received net sales proceeds of $667,311, resulting in a loss of $84,478 for financial reporting purposes.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         At December 31, 1999, the Partnership established an allowance for loss on assets of $266,257 relating to the Long John Silver's property located in Celina, Ohio. The tenant of this Property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The allowance represented the difference between the carrying value of the property at December 31, 1999, and the current estimate of net realizable value for this property.

         At December 31, 2000, the Partnership established an allowance for loss on assets of $456,824 relating to a Boston Market property located in St. Cloud, Minnesota. The tenant for this property filed for bankruptcy and discontinued the payment of rents. The allowance represented the difference between the net carrying value of the property at December 31, 2000 and the estimated net realizable value for the property.

         During 2000, the Partnership established an allowance for loss on assets of $400,492 relating to its Boston Market property in Columbia Heights, Minnesota. The tenant of this property filed for bankruptcy and discontinued the payment of rents. In September 2000, the Partnership sold its property in Columbia Heights, Minnesota, to a third party for $584,000 and received net sales proceeds of approximately $575,800, resulting in a gain of approximately $88,700 for the financial reporting purposes.

         Generally, the leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases.
          For the years ended December 31, 2000, 1999, and 1998, the Partnership recognized $106,781 (net of $12,368 in reserves and $93,287 in reversals), $327,785 (net of $6,098 in reserves), and $232,408 (net of $184,368 in reversals), respectively, of such rental income.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2000:

                 2001                                  $ 3,079,133
                 2002                                    3,087,500
                 2003                                    3,095,582
                 2004                                    3,146,322
                 2005                                    3,304,208
                 Thereafter                             25,427,227
                                                 ------------------

                                                      $ 41,139,972
                                                 ==================

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                                             2000                  1999
                                                       -----------------     -----------------

                   Minimum lease payments
                        receivable                          $ 7,496,712           $ 9,316,791
                   Estimated residual values                  1,261,543             1,507,809
                   Less unearned income                      (4,870,431 )          (6,284,533 )
                                                       -----------------     -----------------
                   Net investment in direct
                        financing leases                    $ 3,887,824           $ 4,540,067
                                                       =================     =================


                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


4.       Net Investment in Direct Financing Leases - Continued:
         -----------------------------------------------------

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1999:

                     2001                               $ 512,704
                     2002                                 518,715
                     2003                                 523,198
                     2004                                 523,853
                     2005                                 524,515
                     Thereafter                         4,893,727
                                                  ----------------

                                                       $7,496,712
                                                  ================

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

         During the year ended December 31, 2000, the tenant of the Denny's property in Bucyrus, Ohio terminated its lease due to financial difficulties. As a result, the Partnership reclassified the asset from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying amount. A loss on termination of direct financing lease of $31,215 was recorded for financial reporting purposes.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


5.       Investment in Joint Ventures:
         ----------------------------

         The Partnership owns a property in each of Fayetteville, North Carolina, and Memphis, Tennessee, as tenants-in-common with affiliates of the general partners. As of December 31, 2000, the Partnership owned an 80.44% and 40.42% interest in each property, respectively. Amounts relating to these investments are included in investment in joint ventures.

         In August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the general partners, to construct and hold one restaurant property. As of December 31, 2000, the owned a 32.35% interest in this joint venture.

         In June 2000, the Partnership used the majority of the net sales proceeds received from the 1999 sale of the property in Lawrence, Kansas, to invest in a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XV, Ltd., and CNL Income Fund XVIII, Ltd., each a Florida limited partnership and an affiliate of the general partners, to purchase and hold one restaurant property. The Partnership accounts for its investment using the equity method since the Partnership shares control with affiliates. As for December 31, 2000, the Partnership owned a 19.72% interest in the profits and losses of the joint venture.

         Columbus  Joint  Venture,   TGIF  Pittsburgh   Joint  Venture  and  the
         Partnership and affiliates, as tenants-in-common in two separate tenancy-in-common arrangements, each own and lease one property to operators of national fast-food and family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at December 31:

                                                                2000                  1999
                                                           ----------------      ----------------
                Land and buildings on operating
                    leases, less accumulated
                    depreciation                               $ 5,682,834           $ 3,240,248
                Cash                                                50,478                 7,963
                Prepaid expenses                                       413                   581
                Accrued rental income                              160,331               100,220
                Liabilities                                         21,173                20,919
                Partners' capital                                5,872,883             3,328,093
                Revenues                                           530,177               386,985
                Net income                                         432,495               317,252

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         The Partnership recognized income totalling $180,084, $158,580, and $132,002, for the years ended December 31, 2000, 1999, and 1998, respectively, from the joint ventures and the properties held as tenants-in-common with affiliates of the general partners.

6.       Receivables:
         ------------

         During the year ended December 31, 1999, the Partnership accepted a promissory note from the former tenant of the Shoney's property in Las Vegas, Nevada, in the amount of $52,191 representing real estate taxes previously recorded as an expense by the Partnership and past due rental and other amounts, which had been included in receivables for financial statement purposes and for which the Partnership had established an allowance for doubtful accounts. Payments are due in 60 monthly installments of $1,220 including interest at a rate of ten percent per annum, commencing on March 1, 2000, at which time, all accrued and unpaid interest amounts were capitalized into the principal balance of the note. Due to the uncertainty of collection of the note, the Partnership established an allowance for doubtful accounts. As of December 31, 2000, the balance in the allowance for doubtful accounts relating to this promissory note was $62,751, including accrued interest of $4,914.

7.       Allocations and Distributions:
         -----------------------------

         From inception through December 31, 1999, generally, net income and losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99 percent to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners shall be subordinated to receipt by the limited partners of an aggregate, eight percent, cumulative, noncompounded annual return on their invested capital contributions (the "Limited Partners' 8% Return").

         From inception through December 31, 1999, generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their Limited Partners' 8% Return, plus the return of their adjusted capital contributions. The general partners then received, to the extent previously subordinated and unpaid, a one

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


7.       Allocations and Distributions - Continued:
         -----------------------------------------

         percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property, not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property was, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

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

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.

         During the years ended December 31, 2000, 1999, and 1998 the Partnership declared distributions to the limited partners of $3,600,000, $3,600,000, and $3,690,000, respectively. No distributions have been made to the general partners to date.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


8.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                   2000             1999              1998
                                                               --------------   --------------   ---------------

             Net income for financial reporting purposes         $ 1,945,812      $ 2,815,008       $ 2,976,998

             Depreciation for tax reporting purposes in
                  excess of depreciation for financial
                  reporting purposes                                  38,747           38,885               809

             Allowance for loss on building                          857,316               --           266,257

               Direct financing leases recorded as operating
                  leases for tax reporting purposes                   52,973           41,327            43,343

             Loss on termination of direct financing leases           31,215               --             4,471

             Equity in  earnings  of  joint  ventures  for
                  financial  reporting purposes in excess of
                  equity in earnings of joint ventures for
                  tax reporting purposes                              (7,155 )         (9,081 )         (11,217 )

             Gain on sale of land and buildings for
                  financial reporting purposes in
                  excess of gain for tax reporting
                  purposes                                          (430,205 )        (17,919 )              --

             Allowance for doubtful accounts                         338,368            1,072            88,943

             Accrued rental income                                  (106,781 )       (327,785 )        (232,408 )

             Rents paid in advance                                    43,380          (20,042 )          (8,443 )

             Capitalization (deduction) of transaction costs
                  for tax reporting purposes                        (236,745 )        212,093            24,652

             Other                                                        --               --               212
                                                               --------------   --------------   ---------------

             Net income for federal income tax purposes          $ 2,526,925      $ 2,733,558       $ 3,153,617
                                                               ==============   ==============   ===============



                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


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

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisors an annual management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Affiliates. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Affiliates shall determine. The Partnership incurred management fees of $36,605, $37,385, and $38,570, for the years ended December 31, 2000, 1999, and 1998, respectively.

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

                  Years Ended December 31, 2000, 1999, and 1998


9.       Related Party Transactions - Continued:
         --------------------------------------

         During the years ended December 31, 2000, 1999, and 1998, the Advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger. The Partnership incurred $109,898, $138,583, and $102,840 for the years ended December 31, 2000, 1999, and 1998, respectively, for such services.

         The amount due to related parties at December 31, 2000 and 1999 totaled $152,957 and $73,853, respectively.

10.      Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental income from the joint ventures and the properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                                                              2000                  1999                 1998
                                                        -----------------     -----------------    -----------------

          Golden Corral Corporation                            $ 931,631             $ 968,456            $ 971,344
          Phoenix Restaurant Group, Inc.
                (formerly known as DenAmerica
                Corporation)                                     834,288             1,143,192            1,164,160
          Jack in the Box Inc.
                (formerly known as Foodmaker, Inc.)              556,365               556,610              558,466

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


10.      Concentration of Credit Risk - Continued:
         ----------------------------------------

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental income from the joint ventures and the properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                                                          2000                 1999                1998
                                                     ----------------     ----------------    ---------------

              Golden Corral Family
                  Steakhouse Restaurants                   $ 931,631            $ 968,456          $ 971,344
              Denny's                                        946,399            1,143,192          1,164,160
              Jack in the Box                                556,365              556,610            558,466
              Boston Market                                      N/A                  N/A            467,043

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

         In October 1998, Finest Foodservice, L.L.C. and Boston Chicken, Inc., the tenants of four Boston Market properties filed for bankruptcy and rejected the leases relating to three properties. In November 1999 and September 2000, the Partnership sold two of the vacant properties. The Partnership will not recognize any rental and earned income from the one remaining, vacant property until a new tenant for the property is located, or until the property is sold and the proceeds from such sale are reinvested in an additional property. In August 1999, Boston Chicken, Inc. assumed and affirmed its one remaining lease.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


11.      Selected Quarterly Financial Data:
         ----------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2000 and 1999:

            2000 Quarter               First             Second              Third             Fourth             Year
       -----------------------     ---------------    --------------     --------------    ---------------    --------------

       Revenues (1)                     $ 947,390         $ 944,933          $ 842,921        $ 1,045,340       $ 3,780,584
       Net income                         236,047           169,575            671,811            868,379         1,945,812
       Net income per
           limited partner
           unit                              0.05              0.04               0.15               0.19              0.43

            1999 Quarter               First             Second              Third             Fourth             Year
       -----------------------     ---------------    --------------     --------------    ---------------    --------------

       Revenues (1)                     $ 989,673         $ 993,576        $ 1,004,434        $ 1,072,127       $ 4,059,810
       Net income                         705,396           606,072            710,602            792,938         2,815,008
       Net income per
           limited partner
           unit                              0.16              0.13               0.16               0.17              0.62

         (1) Revenues include equity in earnings of the joint ventures and adjustments to accrued rental income due to the tenants of certain Properties filing for bankruptcy.

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

         James M. Seneff, Jr., age 54. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999 and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors (the "Advisor") until it merged with APF in September 1999, and in June 2000, was re-elected to those positions of the Advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 53. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director and Vice Chairman of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with the Advisor prior to its merger with APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.); Director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director and President of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director and President of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director and President of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 45. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of the Advisor, Mr. McWilliams served as President of APF from February 1999 until September 1999. From April 1997 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. (formerly CNL Group, Inc.) in April 1997 and served as an Executive Vice President until September 1999. In addition, Mr. McWilliams served as President of the Advisor and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 42. Mr. Walker has served as President of APF since September 1999 and as Chief Operating Officer since March 1995. Mr. Walker also served as a board member of CNL Restaurant Property Services, Inc., a subsidiary of APF from December 1999 until December 2000. Previously, he served as Executive Vice President of APF from January 1996 to September 1999. Mr. Walker joined the Advisor in September 1994, as Senior Vice President responsible for
Research and Development. He served as the Chief Operating Officer of the Advisor from April 1995 until September 1999 and as Executive Vice President from January 1996 until September 1999, at which time it merged with APF. Mr. Walker also served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (formerly CNL Hospitality Advisors, Inc.) from 1997 to October 1998. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a cum laude graduate of Wake Forest University with a Bachelor of Science degree in Accountancy and is a certified public accountant.

         Steven D. Shackelford, age 37. Mr. Shackelford was promoted to Executive Vice President and Chief Financial Officer of APF in July 2000. He served as Senior Vice President and Chief Financial Officer of APF since January 1997. Mr. Shackelford also served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of the Advisor from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2001, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2001, the beneficial ownership interests of the General Partners in the Registrant.

           Title of Class                           Name of Partner                 Percent of Class
           --------------                           ---------------                 ----------------

       General Partnership Interests               James M. Seneff, Jr.                     45%
                                                   Robert A. Bourne                         45%
                                                   CNL Realty Corporation                   10%
                                                                                         --------
                                                                                           100%
                                                                                         ========

         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2000, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2000
---------------------------------      --------------------------------------      ------------------------------

Reimbursement  to affiliates for       Operating  expenses are reimbursed at       Accounting                and
operating expenses                     the  lower of cost or 90  percent  of       admini-strative     services:
                                       the   prevailing    rate   at   which       $109,898
                                       comparable  services  could have been
                                       obtained   in  the  same   geographic
                                       area.   Affiliates   of  the  General
                                       Partners  from  time  to  time  incur
                                       certain operating  expenses on behalf
                                       of  the  Partnership  for  which  the
                                       Partnership       reimburses      the
                                       affiliates without interest.

Annual    management    fee   to       One  percent  of  the  sum  of  gross       $36,605
affiliates                             revenues   from   Properties   wholly
                                       owned by the Partnership plus the
                                       Partnership's allocable share of
                                       gross revenues of joint ventures in
                                       which    the    Partnership    is   a
                                       co-venturer.   The  management   fee,
                                       which will not exceed competitive
                                       fees for comparable services in the
                                       same geographic area, may or may not
                                       be  taken,  in whole or in part as to
                                       any year, in the sole discretion of
                                       the  affiliates.  All of any  portion
                                       of the management fee not taken as
                                       to any fiscal year shall be deferred
                                       without interest and may be taken in
                                       such   other   fiscal   year  as  the
                                       affiliates shall determine.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2000
---------------------------------      --------------------------------------      ------------------------------

Deferred,    subordinated   real       A deferred,  subordinated real estate       $-0-
estate  disposition  fee payable       disposition  fee,  payable  upon sale
to affiliates                          of  one  or  more  Properties,  in an
                                       amount  equal  to the  lesser  of (i)
                                       one-half of a competitive real
                                       estate commission, or (ii) three
                                       percent of the sales price of such
                                       Property or Properties. Payment of
                                       such  fee   shall  be  made  only  if
                                       affiliates of the General Partners
                                       provide a substantial amount of
                                       services in connection with the sale
                                       of a Property or Properties and
                                       shall be subordinated to certain
                                       minimum returns to the Limited
                                       Partners.  However,  if the net sales
                                       proceeds   are    reinvested   in   a
                                       replacement Property, no such real
                                       estate disposition fee will be
                                       incurred until such replacement
                                       Property   is  sold  and  the  net  sales
                                       proceeds are distributed.

General   Partners'    deferred,       A deferred,  subordinated share equal       $-0-
subordinated       share      of       to   one   percent   of   Partnership
Partnership net cash flow              distributions   of  net  cash   flow,
                                       subordinated to certain minimum
                                       returns to the Limited Partners.

General   Partners'    deferred,       A deferred,  subordinated share equal       $-0-
subordinated       share      of       to  five   percent   of   Partnership
Partnership  net sales  proceeds       distributions   of  such  net   sales
from  a   sale   or   sales   of       proceeds,   subordinated  to  certain
Properties  not  in  liquidation       minimum   returns   to  the   Limited
of the Partnership                     Partners



                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2000
---------------------------------      --------------------------------------      ------------------------------

General   Partners'   share   of       Distributions  of net sales  proceeds       $-0-
Partnership  net sales  proceeds       from   a    sale    or    sales    of
from  a   sale   or   sales   in       substantially      all     of     the
liquidation of the Partnership         Partnership's    assets    will    be
                                       distributed in the following order
                                       or priority: (i) first, to pay all
                                       debts   and    liabilities   of   the
                                       Partnership    and    to    establish
                                       reserves; (ii) second, to Partners
                                       with positive capital account
                                       balances, determined after the
                                       allocation  of net income,  net loss,
                                       gain and loss, in proportion to such
                                       balances, up to amounts sufficient
                                       to reduce such balances to zero; and
                                       (iii) thereafter, 95% to the Limited
                                       Partners and 5% to the General Partners.




                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2000 and 1999

                  Statements of Income for the years ended December 31, 2000, 1999, and 1998

                  Statements of Partners' Capital for the years ended December 31, 2000, 1999, and 1998

                  Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

                  Notes to Financial Statements

         2.  Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999, and 1998

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2000

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2000

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

         (b) The Registrant filed no reports on Form 8-K during the period October 1, 2000 through December 31, 2000.

         (c)      Not applicable.

         (d)      Other Financial Information.

                  The Partnership is required to file audited financial information of two of its tenants (Phoenix Restaurant Group, Inc. and Golden Corral Corporation) as a result of these two tenants each leasing more than 20 percent of the Partnership's total assets for the year ended December 31, 2000. Phoenix Restaurant Group, Inc. is a public company and as of the date hereof, had not filed its Form 10-K; therefore, the financial statements are not available to the Partnership to include in this filing. The Partnership will file this financial information under cover of a Form 10K/A as soon as it is available. Golden Corral Corporation is a privately-held company and its financial information is not available to the Partnership to include in this filing. The Partnership will file this financial information under cover of a Form 10-K/A as soon as it is available.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2001.


                        CNL INCOME FUND XVI, LTD.

                        By:      CNL REALTY CORPORATION
                                 General Partner

                                 /s/ Robert A. Bourne
                                 -----------------------------------
                                 ROBERT A. BOURNE, President


                        By:      ROBERT A. BOURNE
                                 General Partner

                                 /s/ Robert A. Bourne
                                 -----------------------------------
                                 ROBERT A. BOURNE


                        By:      JAMES M. SENEFF, JR.
                                 General Partner

                                 /s/ James M. Seneff, Jr.
                                 -----------------------------------
                                 JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                  Title                                  Date



/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 28, 2001
------------------------------------
Robert A. Bourne                         (Principal   Financial  and  Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 28, 2001
------------------------------------
James M. Seneff, Jr.                     (Principal Executive Officer)



                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2000, 1999, and 1998

                                                     Additions                           Deductions
                                          ---------------------------------    -------------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                   Balance at       Charged to       Charged to           Deemed          mined to       Balance
                                    Beginning       Costs and           Other           Uncollec-          be Col-       at End
  Year          Description          of Year         Expenses         Accounts            tible           lectible       of Year
----------    -----------------   --------------  ---------------  ----------------    -------------     ------------  ------------

  1998        Allowance for
                  doubtful
                  accounts (a)         $    879          $    --        $   89,822 (b)     $    879 (c)       $   --      $ 89,822
                                  ==============  ===============  ================    =============     ============  ============

  1999        Allowance for
                  doubtful
                  accounts (a)        $  89,822          $    --        $   66,899 (b)    $  59,241 (c)      $   488      $ 96,992
                                  ==============  ===============  ================    =============     ============  ============

  2000        Allowance for
                  doubtful
                  accounts (a)        $  96,992       $   42,688        $  459,522 (b)    $   3,171 (c)    $ 148,303     $ 447,728
                                  ==============  ===============  ================    =============     ============  ============


     (a) Deducted from receivables and accrued rental income on the balance sheet.

     (b)      Reduction of rental, earned and other income.

     (c)      Amounts written off as uncollectible.

                           CNL INCOME FUND XVI, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 2000



                                                                                  Costs Capitalized
                                                                                     Subsequent To
                                                        Initial Cost                 Acquisition
                                             -------------------------  ----------------------
                               Encum-                     Buildings and   Improve-     Carrying
                              brances           Land       Improvements    ments       Costs
                             -----------     -----------  ------------  -------------  -------

Properties the Partnership
  has Invested in Under
  Operating Leases:

    Arby's Restaurant:
      Indianapolis, Indiana      -             $315,276      $591,993              -        -

    Big Boy's Restaurant:
      Las Vegas, Nevada (i)      -              426,238       780,454        183,500        -

    Boston Market Restaurants:
      St. Cloud, Minnesota       -              502,786       645,127              -        -

    Checkers Drive-In Restaurants:
      Conyers, Georgia           -              363,553             -              -        -
      Lake Worth, Florida        -              325,301             -              -        -
      Ocala, Florida             -              289,578             -              -        -
      Pompano Beach, Florida     -              373,491             -              -        -
      Tampa, Florida             -              372,176             -              -        -
      Tampa, Florida             -              221,715             -              -        -

    Denny's Restaurants:
      Tucson, Arizona            -              218,353             -              -        -
      Idaho Falls, Idaho         -              552,186             -        692,274        -
      Branson, Missouri          -            1,160,979             -      1,010,688        -
      Bucyrus, Ohio              -              139,003       429,052              -        -
      Dover, Ohio                -              266,829             -              -        -
      Salina, Kansas             -              261,154             -              -        -
      Moab, Utah                 -              435,927             -              -        -
      Mesquite, Texas            -              403,548       650,659              -        -
      Temple, Texas              -              306,866       677,659              -        -

    Golden Corral Family
      Steakhouse Restaurants:
          Fort  Collins, Colorado-              566,943             -      1,122,500        -
          Hickory, North Carolina-(h)           761,108             -      1,001,893        -
          Independence, Missouri -h)            781,761             -      1,147,538        -
          Baytown, Texas         -              446,240             -        971,766        -
          Rosenburg, Texas       -              320,133             -        804,428        -
          Farmington, New Mexico -m)            523,584             -        870,136        -

     IHOP Restaurant:
      Ft. Worth, Texas           -              364,634       554,302              -        -

    Jack in the Box Restaurants:
      Brownsville, Texas         -              553,671             -        658,282        -
      Grand Prairie, Texas       -              439,950             -        636,524        -
      Rancho Cordova, California -h)            401,302       595,722              -        -
      Temple City, California (h)-              744,493       225,404              -        -
      Texas City, Texas (h)      -              403,476       568,053              -        -

    KFC Restaurant:
      Concordia, Missouri        -              188,759             -        434,369        -

    Long John Silver's Restaurants:
      Celina, Ohio (l)           -              109,130             -        425,145        -
      Charlotte, North Carolina  -              313,200             -        415,695        -
      Copperas Cove, Texas       -              162,000             -              -        -
      Kansas City, Missouri      -              370,204             -        433,058        -
      Silver City, New Mexico    -              116,767       183,174              -        -

    Wendy's Old Fashioned
      Hamburgers Restaurant:
         Washington, District of
         Columbia                -              393,962       567,626              -        -
                                             -----------  ------------  -------------  -------

                                             $14,896,276   $6,469,225    $10,807,796        -
                                             ===========  ============  =============  =======

Property in Which the Partnership
    has an 80.44% Interest as
    Tenants-in-Common and has
    Invested in Under an Operating
    Lease:

         Boston Market Restaurant:
      Fayetville, North Carolina -h)           $377,800      $587,700              -        -
                                             ===========  ============  =============  =======

Property in Which the Partnership
    has a 40.42% Interest as Tenants-
    in-Common and has Invested in
    Under an Operating Lease:

         IHOP Restaurant:
           Memphis, Tennessee    -             $678,890      $825,076              -        -
                                             ===========  ============  =============  =======


Property of Joint Venture in
    Which the Partnership has a
    32.35% Interest

         Arby's Restaurant:
           Columbus, Ohio        -             $406,976             -       $498,804        -
                                             ===========  ============  =============  =======

Property of Joint Venture in
    Which the Partnership
    has a 19.72% Interest        -           $1,036,297    $1,499,295              -        -
                                             ===========  ============  =============  =======
                                                                                         -
Properties the Partnership has
    Invested in Under Direct
    Financing Leases:

         Boston Market Restaurant:
           Indianapolis, Indiana -j)           $184,014      $577,320              -        -

         Denny's Restaurants:
           Tucson, Arizona       -                    -             -        539,769        -
           Bucyrus, Ohio         -              139,003       155,194        273,858        -
           Dover, Ohio           -                    -       200,612        236,270        -
           Salina, Kansas        -                    -             -        677,539        -
           Moab, Utah            -                    -             -        718,578        -

         Long John Silver's Restaurants:
           Clovis, New Mexico    -              127,607       425,282              -        -
           Copperas Cove, Texas  -                    -       424,319              -        -

                                             -----------  ------------  -------------  -------

                                               $450,624    $1,782,727     $2,446,014        -
                                             ===========  ============  =============  =======



                                                                                       Life on Which
                     Gross Amount at Which                                             Depreciation in
                 Carried at Close of Period (g)                Date                    Latest Income
-------------------------------------------
                 Buildings and                  Accumulated   of Con-       Date       Statement is
    Land         Improvements     Total         Depreciation  struction    Acquired      Computed
-------------    -----------    -----------     ----------    -------      -------     -------------






    $315,276       $591,993       $907,269       $105,997      1978        08/95           (c)


     426,238        963,954      1,390,192         62,890      1992        05/95           (i)


     502,786        645,127      1,147,913        109,139      1995        09/95           (c)


     363,553              -        363,553             (b)      -          12/94           (b)
     325,301              -        325,301             (b)      -          12/94           (b)
     289,578              -        289,578             (b)      -          12/94           (b)
     373,491              -        373,491             (b)      -          12/94           (b)
     372,176              -        372,176             (b)      -          12/94           (b)
     221,715              -        221,715             (b)      -          12/94           (b)


     218,353             (d)       218,353             (e)     1995        10/94           (e)
     552,186        692,274      1,244,460        127,361      1995        01/95           (c)
   1,160,979      1,010,688      2,171,667        170,600      1995        03/95           (c)
     139,003        429,052        568,055          1,932      1973        03/95           (n)
     266,829             (d)       266,829             (e)     1971        03/95           (e)
     261,154             (d)       261,154             (e)     1995        04/95           (e)
     435,927             (d)       435,927             (e)     1995        06/95           (e)
     403,548        650,659      1,054,207        115,707      1995        08/95           (c)
     306,866        677,659        984,525        120,508      1975        08/95           (c)



     566,943      1,122,500      1,689,443        217,093      1995        10/94           (c)
     761,108      1,001,893      1,763,001        200,470      1994        11/94           (c)
     781,761      1,147,538      1,929,299        229,612      1994        11/94           (c)
     446,240        971,766      1,418,006        185,940      1995        01/95           (c)
     320,133        804,428      1,124,561        145,537      1995        05/95           (c)
     523,584        870,136      1,393,720        139,127      1996        01/96           (c)


     364,634        554,302        918,936         89,131      1994        03/96           (c)


     553,671        658,282      1,211,953        130,980      1995        10/94           (c)
     439,950        636,524      1,076,474        122,640      1995        10/94           (c)
     401,302        595,722        997,024        122,518      1985        10/94           (c)
     744,493        225,404        969,897         46,357      1984        10/94           (c)
     403,476        568,053        971,529        116,827      1991        10/94           (c)


     188,759        434,369        623,128         74,418      1995        09/95           (c)


     109,130        425,145        534,275         18,981      1995        10/94           (k)
     313,200        415,695        728,895         78,868      1995        12/94           (c)
     162,000             (d)       162,000             (e)     1994        12/94           (e)
     370,204        433,058        803,262         83,477      1995        12/94           (c)
     116,767        183,174        299,941         30,947      1982        12/95           (c)




     393,963        567,625        961,588        114,356      1983        12/94           (c)
-------------    -----------    -----------     ----------

 $14,896,277     $17,277,020    $32,173,297     $2,961,413
=============    ===========    ===========     ==========








    $377,800       $587,700       $965,500        $83,128      1996        10/96           (c)
=============    ===========    ===========     ==========







    $678,890       $825,076     $1,503,966        $81,648      1997        01/98           (c)
=============    ===========    ===========     ==========







    $406,976       $498,804       $905,780        $33,938      1999        08/98           (c)
=============    ===========    ===========     ==========



  $1,036,297     $1,499,295     $2,535,592        $29,290      2000        06/00           (c)
=============    ===========    ===========     ==========






          (d)            (d)            (d)            (f)     1995        05/95           (f)


           -             (d)            (d)            (e)     1995        10/94           (e)
          (d)            (d)            (d)            (f)     1973        03/95           (f)
           -             (d)            (d)            (e)     1971        03/95           (e)
           -             (d)            (d)            (e)     1995        04/95           (e)
           -             (d)            (d)            (e)     1995        06/94           (e)


          (d)            (d)            (d)            (f)     1976        12/94           (f)
           -             (d)            (d)            (e)     1994        12/94           (e)








                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2000


(a) Transactions in real estate and accumulated depreciation during 2000, 1999, and 1998, are summarized as follows:

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------
            Properties the Partnership has Invested
              in Under Operating Leases:

                 Balance, December 31, 1997                                 $ 32,096,437        $  1,437,443
                 Reclassified from direct financing leases                       534,275                  --
                 Acquisitions                                                      3,545                  --
                 Reimbursement of construction costs (m)                        (210,259 )           (48,611 )
                 Depreciation expense                                                 --             553,360
                                                                         ----------------   -----------------

                 Balance, December 31, 1998                                   32,423,998           1,942,192
                 Reclassified from direct financing leases                       780,454                  --
                 Acquisitions                                                    150,000                  --
                 Dispositions                                                   (779,180 )           (23,630 )
                 Depreciation expense                                                 --             586,122
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                   32,575,272           2,504,684
                 Reclassified from direct financing leases                       568,055                  --
                 Acquisitions                                                     33,500
                 Dispositions                                                 (1,003,530 )          (115,921 )
                 Depreciation expense                                                 --             572,650
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                 $ 32,173,297        $  2,961,413
                                                                         ================   =================



                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000

                                                                                                Accumulated
                                                                               Cost            Depreciation
                                                                          ----------------    ----------------

            Property  in  Which  the  Partnership  has  an  80.44%
              Interest  as  Tenants-in-Common and has Invested in Under
              an Operating Lease:

                 Balance, December 31, 1997                                   $   965,500         $    24,358
                 Depreciation expense                                                  --              19,590
                                                                          ----------------    ----------------

                 Balance, December 31, 1998                                       965,500              43,948
                 Depreciation expense                                                  --              19,590
                                                                          ----------------    ----------------

                 Balance, December 31, 1999                                       965,500              63,538
                 Depreciation expense                                                  --              19,590
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                   $   965,500         $    83,128
                                                                          ================    ================

            Property  in  Which  the   Partnership  has  a  40.42%
              Interest  as Tenants-in-Common and has Invested in Under
              an Operating Lease:

                 Balance, December 31, 1997                                      $     --            $     --
                 Acquisition                                                    1,503,966                  --
                 Depreciation expense                                                  --              26,642
                                                                          ----------------    ----------------

                 Balance, December 31, 1998                                     1,503,966              26,642
                 Depreciation expense                                                  --              27,503
                                                                          ----------------    ----------------

                 Balance, December 31, 1999                                     1,503,966              54,145
                 Depreciation expense                                                  --              27,503
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                  $  1,503,966         $    81,648
                                                                          ================    ================



                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000

                                                                                                Accumulated
                                                                               Cost            Depreciation
                                                                          ----------------    ------------------

            Property  of Joint  Venture  in Which the  Partnership
              has a 32.35% Interest and has Invested in Under an Operating
              Lease:

                 Balance, December 31, 1997                                      $     --            $     --
                 Acquisition                                                      875,701                  --
                 Depreciation (m)                                                      --                  --
                                                                          ----------------    ----------------

                 Balance, December 31, 1998                                   $   875,701            $     --
                 Acquisition                                                       30,079                  --
                 Depreciation                                                          --              17,315
                                                                          ----------------    ----------------

                 Balance, December 31, 1999                                       905,780              17,315
                 Acquisition                                                           --                  --
                 Depreciation                                                          --              16,623
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                   $   905,780         $    33,938
                                                                          ================    ================

            Property  of Joint  Venture  in Which the  Partnership  has
              a 19.72% Interest and has Invested in Under an Operating Lease.

                 Balance, December 31, 1999                                      $     --            $     --
                 Acquisition                                                    2,535,592                  --
                 Depreciation                                                          --              29,290
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                  $  2,535,592         $    29,290
                                                                          ================    ================


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

                                December 31, 2000


(f) For financial reporting purposes, the lease for the land and building has been recorded as a direct financing lease. The cost of the land and building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(g) As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership and the joint venture for federal income tax purposes was $36,276,118 and $5,908,838, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

(l) For financial reporting purposes the undepreciated cost of the Properties in Celina, Ohio, and St. Cloud, Minnesota were written down to net realizable value due to an anticipated impairment in value. The Partnership recognized an impairment by recording an allowance for loss on assets in the amount of $266,257 at December 31, 1998, relating to the Property in Celina, Ohio. In addition, the Partnership recognized an impairment by recording an allowance for loss on assets in the amount of $456,824 at December 31, 2000, relating to the Property in St. Cloud, Minnesota. The tenant of these Properties experienced financial difficulties and ceased payments of rents under the terms of its lease agreement. The impairments represented the difference between the Property's carrying value and the estimated net realizable value of the Properties. The cost of the Properties presented on this schedule is the gross amount at which the Properties were carried at December 31, 2000, excluding the allowance for loss on assets.

(m)      During the year ended  December  31,  1998,  the  Partnership  received reimbursements from the developer upon final construction costs reconciliation. In connection therewith, the land and building values were adjusted down accordingly.

(n) Effective December 2000, the lease for this Property was terminated, resulting in the reclassification of the land and building to an operating lease. The building was recorded at the net book value as of December 31, 2000 and depreciated over its remaining estimated life of approximately 25 years.

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