Form 10-Q
period 2001-03-31
CNL INCOME FUND XVI LTD
filed 2001-05-15
CIK 913058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2001
   --------------------------------------------------------------------------

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


                            CNL Income Fund XVI, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                   59-3198891
---------------------------------------------- ---------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


450 South Orange Ave.
Orlando, Florida                                                32801 - 3336
---------------------------------------------- ---------------------------------
      (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                          (407) 540-2000
                                               ---------------------------------


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





Part I                                                            Page
                                                                  ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                         1

                  Condensed Statements of Income                   2

                  Condensed Statements of Partners' Capital        3

                  Condensed Statements of Cash Flows               4

                  Notes to Condensed Financial Statements          5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations              7-10

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                      10

Part II

   Other Information                                               11-12






                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             March 31,             December 31,
                                                                               2001                    2000
                                                                         ------------------     -------------------
                             ASSETS

Land and buildings on operating leases, less accumulated depreciation of
    $3,103,032 and $2,961,413, respectively and allowance for loss on assets of
    $723,081
    in 2001 and 2000                                                          $ 28,128,831            $ 28,488,803
Net investment in direct financing leases                                        3,367,108               3,887,824
Investment in joint ventures                                                     2,142,839               2,143,328
Cash and cash equivalents                                                        1,202,284               1,081,650
Restricted cash                                                                  1,143,563                      --
Receivables, less allowance for doubtful accounts
    of $585,194 and $429,262, respectively                                         167,892                 440,739
Prepaid expenses                                                                    11,522                   8,827
Lease costs, less accumulated amortization of $15,305 and
    $14,357, respectively                                                           24,618                  25,566
Accrued rental income, less allowance for doubtful accounts of
    $265,075 and $48,919, respectively                                           1,541,188               1,859,347
                                                                         ------------------     -------------------

                                                                              $ 37,729,845            $ 37,936,084
                                                                         ==================     ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                $   95,378              $   30,429
Accrued and escrowed real estate taxes payable                                      16,130                  13,359
Distributions payable                                                              900,000                 900,000
Due to related parties                                                             246,624                 152,957
Rents paid in advance and deposits                                                  64,377                  86,595
                                                                         ------------------     -------------------
    Total liabilities                                                            1,322,509               1,183,340

Partners' capital                                                               36,407,336              36,752,744
                                                                         ------------------     -------------------

                                                                              $ 37,729,845            $ 37,936,084
                                                                         ==================     ===================
See accompanying notes to condensed financial statements.




                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                    2001               2000
                                                                                --------------    ---------------
  Revenues:
      Rental income from operating leases                                           $ 689,977          $ 778,354
     Adjustments to accrued rental income                                            (226,261 )           (1,664 )
      Earned income from direct financing leases                                       84,964             89,164
      Interest and other income                                                        55,301             42,267
                                                                                --------------    ---------------
                                                                                      603,981            908,121
                                                                                --------------    ---------------

  Expenses:
      General operating and administrative                                            144,284             50,320
      Professional services                                                            45,810             20,903
      Management fees to related party                                                  7,961              8,675
      Real estate taxes                                                                 7,368             14,844
      State and other taxes                                                            31,771             26,683
      Depreciation and amortization                                                   142,567            146,129
      Transaction costs                                                                    --             43,298
                                                                                --------------    ---------------
                                                                                      379,761            310,852
                                                                                --------------    ---------------

  Income Before Equity in Earnings of Joint Ventures, Gain on
      Sale of Assets and Provision for Loss on Assets
                                                                                      224,220            597,269

  Equity in Earnings of Joint Ventures                                                 49,314             39,269

  Gain on Sale of Assets                                                              281,058                 --

  Provision for Loss on Assets                                                             --           (400,491 )
                                                                                --------------    ---------------

  Net Income                                                                        $ 554,592          $ 236,047
                                                                                ==============    ===============

  Allocation of Net Income:
      General partners                                                                 $   --             $   --
      Limited partners                                                                554,592            236,047
                                                                                --------------    ---------------

                                                                                    $ 554,592          $ 236,047
                                                                                ==============    ===============

  Net Income Per Limited Partner Unit                                                $   0.12           $   0.05
                                                                                ==============    ===============

  Weighted Average Number of Limited Partner
      Units Outstanding                                                             4,500,000          4,500,000
                                                                                ==============    ===============

See accompanying notes to condensed financial statements.



                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                         Quarter Ended           Year Ended
                                                                           March 31,            December 31,
                                                                              2001                  2000
                                                                       -------------------    -----------------

General partners:
    Beginning balance                                                         $   160,017           $  160,017
    Net income                                                                         --                   --
                                                                       -------------------    -----------------
                                                                                  160,017              160,017
                                                                       -------------------    -----------------

Limited partners:
    Beginning balance                                                          36,592,727           38,246,915
    Net income                                                                    554,592            1,945,812
    Distributions ($0.20 and $0.80 per limited
       partner unit, respectively)                                               (900,000 )         (3,600,000 )
                                                                       -------------------    -----------------
                                                                               36,247,319           36,592,727
                                                                       -------------------    -----------------

Total partners' capital                                                      $ 37,407,336         $ 36,752,744
                                                                       ===================    =================

See accompanying notes to condensed financial statements.




                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    Quarter Ended
                                                                                      March 31,
                                                                               2001                2000
                                                                         -----------------    ----------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                  $1,020,634           $ 786,052
                                                                         -----------------    ----------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                             1,145,045                  --
       Increase in restricted cash                                             (1,145,045 )                --
       Payment of lease costs                                                          --             (14,057 )
                                                                         -----------------    ----------------
          Net cash used in investing activities                                        --             (14,057 )
                                                                         -----------------    ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (900,000 )          (900,000 )
                                                                         -----------------    ----------------
          Net cash used in financing activities                                  (900,000 )          (900,000 )
                                                                         -----------------    ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                              120,634            (128,005 )

Cash and Cash Equivalents at Beginning of Quarter                               1,081,650           1,637,753
                                                                         -----------------    ----------------

Cash and Cash Equivalents at End of Quarter                                    $1,202,284          $1,509,748
                                                                         =================    ================

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                               $ 900,000           $ 900,000
                                                                         =================    ================

See accompanying notes to condensed financial statements.


                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVI, Ltd. (the "Partnership") for the year ended December 31, 2000.

2.       Reclassification:
         ----------------

         Certain items in the prior years' financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         In March 2001, the Partnership sold its property in Marana, Arizona for a total of approximately $1,151,000 and received net sales proceeds totaling approximately $1,145,000, resulting in a total gain of approximately $281,100 for financial reporting purposes. This property was originally acquired by the Partnership in 1995, and had costs totaling approximately $719,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the properties for approximately $425,800 in excess of their original purchase price (see Note 4).

4.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         In March 2001, the Partnership sold its property in Marana, Arizona, for which the building portion had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the building were removed from the accounts and the gain from the sale of the property was reflected in income (see
         Note 3).

                                             CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


5.       Restricted Cash:
         ---------------

         As of March 31, 2001, the net sales proceeds of $1,145,045 from the sales of its Denny's property located in Marana, Arizona, less fees of $1,482, was being held in interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property on behalf of the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2001, the Partnership owned 42 Properties, which included interests in two Properties owned through a joint venture arrangement in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,020,634 and $786,052 for the quarters ended March 31, 2001 and 2000, respectively. The increase in cash from operations for the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 2001.

         In March 2001, the Partnership sold its property in Marana, Arizona, to an unrelated third party for a total of approximately $1,151,000 and received net sales proceeds totaling approximately $1,145,000, resulting in a total gain of approximately $281,100 for financial reporting purposes. This property was originally acquired by the Partnership in 1995, and had costs totaling approximately $719,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the properties for approximately $425,800 in excess of their original purchase price. As of March 31, 2001, the net sales proceeds of $1,145,045, less fees of $1,482, were being held in an interest bearing escrow account pending the release of the funds to acquire an additional Property. The Partnership intends to reinvest the net sales proceeds in an additional Property. The general partners believe that this transaction, or a portion thereof, relating to the sale of this Property and the reinvestment of the net sales proceeds will qualify as a like-kind transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2001, the Partnership had $1,202,284 invested in such short-term investments, as compared to $1,081,650 at December 31, 2000. Cash and cash equivalents increased during the quarter ended March 31, 2001, primarily as a result of receipts of accounts receivable from December 31, 2000. The funds remaining at March 31, 2001, will be used to pay distributions and other liabilities.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership. Based on current and, for the quarter ended March 31, 2000, anticipated future cash from operations, the Partnership declared distributions to limited partners of $900,000 for each of the quarters ended March 31, 2001 and 2000. This represents distributions of $0.20 per unit for each of the quarters. No distributions were made to the general partners for the quarters ended March 31, 2001 and 2000. No amounts distributed to the limited partners for the quarters ended March 31, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,322,509 at March 31, 2001, from $1,183,340 at December 31, 2000.
The increase in liabilities at March 31, 2001 was primarily due to an increase in accounts payable and amounts due to related parties at March 31, 2001, as compared to December 31, 2000. Liabilities at March 31, 2001, to the extent they exceed cash and cash equivalents at March 31, 2001, will be paid from anticipated future cash from operations, or in the event the general partners elect to make capital contributions or loans, from future general partners contributions or loans.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 2000, the Partnership owned and leased 40 wholly owned Properties and during the quarter ended March 31, 2001, the Partnership owned and leased 39 wholly owned Properties (including one Property which was sold in March 2001) to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2001 and 2000, the Partnership earned $548,680 and $865,854, respectively, in rental income from operating leases (net of adjustments of accrued rental income), earned income from direct financing leases and contingent rental income from these Properties. The decrease in rental and earned income during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was partially attributable to the fact that the tenant of the four Denny's Properties experienced financial difficulties. As a result, the Partnership reserved approximately $211,400 in accrued rental income relating to these Properties. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. No such amounts were reserved during the quarter ended March 31, 2000. The decrease in rental, earned and contingent rental income during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was also partially due to the fact that during the quarters ended March 31, 2001 and 2000, the Partnership established an allowance for doubtful accounts of approximately $144,400 and $88,400, respectively, for past due rental amounts relating to several Properties in accordance with the Partnership's policy. The general partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected. In addition, in February 2001, the tenant of the Property in Bucyrus, Ohio terminated its lease and ceased restaurant operations. The Partnership is currently seeking a new tenant or purchaser for this Property. The Partnership will not recognize any rental income relating to this Property until such time as the Partnership executes a new lease or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The lost revenues resulting from this vacant Property could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner.

         In addition, rental, earned and contingent rental income decreased approximately $31,100, during the quarter ended March 31, 2001, partially due to the fact that in October 1998, the tenant of three Boston Market Properties filed for bankruptcy and in June 2000, rejected the lease of one of its Properties, vacated the Property, and discontinued making rental payments to the Partnership. The general partners are currently seeking either a new tenant or purchaser for this Property. The Partnership will not recognize any rental or earned income from this Property until a new tenant is located or until the Property is sold and the proceeds are reinvested in an additional Property. The lost revenues resulting from the rejected and vacant Property could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner.

         Rental, earned and contingent rental income were lower during the quarter ended March 31, 2001, partially due to the fact that during the quarter ended March 31, 2000, the Partnership collected and recognized as income approximately $52,900 in past due rental amounts from Long John Silver's, Inc., which filed for bankruptcy during 1998 and rejected the leases relating to two of the three Properties it leased. No such amounts were collected during the quarter ended March 31, 2001. As of March 31, 2001, the Partnership had entered into new leases, each with a new tenant, for the two Properties whose leases had been rejected. In 1999, Long John Silver's, Inc. assumed and affirmed its one remaining lease, and the Partnership has continued to receive rental payments relating to this lease.


         The decrease in rental, earned and contingent rental income during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was partially offset by an increase in contingent rental income as a result of an increase in the gross sales of certain restaurant properties, the leases of which require the payment of contingent rental income.

         During the quarters ended March 31, 2001 and 2000, the Partnership owned and leased one Property indirectly through joint venture arrangements and two Properties with affiliates of the general partners as tenants-in-common. In addition, during the quarter ended March 31, 2001, the Partnership owned and leased one additional Property indirectly through a joint venture arrangement. In connection therewith, during the quarters ended March 31, 2001 and 2000, the Partnership earned $49,314 and $39,269, respectively, attributable to net income earned by these joint ventures. The increase in net income earned by joint ventures during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was primarily attributable to the fact that in June 2000, the Partnership reinvested the net sales proceeds it received from the 1999 sale of the Property in Lawrence, Kansas in TGIF Pittsburgh Joint Venture with affiliates of the general partners.

         Operating expenses, including depreciation and amortization expense, were $379,761 and $310,852 for the quarters ended March 31, 2001 and 2000, respectively. The increase in operating expenses during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was partially attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement.

         In addition, the increase in operating expenses during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was partially due to the fact that the Partnership incurred legal fees relating to certain Properties whose tenant is experiencing financial difficulties.

         The increase in operating expenses was partially offset by the fact that during the quarter ended March 31, 2000, the Partnership incurred $43,298 in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter ended March 31, 2001.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings.   Inapplicable.
           ------------------

Item 2.    Changes in Securities.       Inapplicable.
           --------------------------

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

                      (b)     Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter
ended March 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of May, 2001.


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