Form 10-Q
period 2001-06-30
CNL INCOME FUND XVI LTD
filed 2001-08-13
CIK 913058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2001
   --------------------------------------------------------------------------

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




                                    CONTENTS




Part I                                                                                 Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                              1

                  Condensed Statements of Operations                                    2

                  Condensed Statements of Partners' Capital                             3

                  Condensed Statements of Cash Flows                                    4

                  Notes to Condensed Financial Statements                               5-7

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   8-13

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                                           13

Part II

   Other Information                                                                    14-15




                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             June 30,              December 31,
                                                                               2001                    2000
                                                                         ------------------     -------------------
                             ASSETS

Land and buildings on operating leases, less
    accumulated depreciation of and allowance for loss on
    assets                                                                    $ 27,605,911            $ 28,488,803
Net investment in direct financing leases                                        3,354,003               3,887,824
Investment in joint ventures                                                     3,271,275               2,143,328
Cash and cash equivalents                                                          769,179               1,081,650
Restricted cash                                                                         --                      --
Receivables, less allowance for doubtful accounts
    of $934,435 and $429,262, respectively                                          37,716                 440,739
Prepaid expenses                                                                    16,935                   8,827
Lease costs, less accumulated amortization of $16,021 and
    $14,357, respectively                                                           23,902                  25,566
Accrued rental income, less allowance for doubtful accounts of
    $48,919 in 2000                                                              1,514,147               1,859,347
                                                                         ------------------     -------------------

                                                                              $ 36,593,068            $ 37,936,084
                                                                         ==================     ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                $    1,493              $   30,429
Accrued and escrowed real estate taxes payable                                      25,985                  13,359
Distributions payable                                                              900,000                 900,000
Due to related parties                                                             219,761                 152,957
Rents paid in advance and deposits                                                  41,648                  86,595
                                                                         ------------------     -------------------
    Total liabilities                                                            1,188,887               1,183,340

Partners' capital                                                               35,404,181              36,752,744
                                                                         ------------------     -------------------

                                                                              $ 36,593,068            $ 37,936,084
                                                                         ==================     ===================
See accompanying notes to condensed financial statements.





                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF OPERATIONS


                                                                    Quarter Ended                  Six Months Ended
                                                                      June 30,                         June 30,
                                                                2001             2000            2001           2000
                                                            -------------    -------------    ------------  -------------
Revenues:
    Rental income from operating leases                        $ 675,479        $ 841,972      $1,360,676     $1,618,662
    Adjustments to accrued rental income                         (70,459 )        (93,287 )      (291,940 )      (93,287 )
    Earned income from direct financing leases                    60,570          142,626         145,534        231,790
    Interest and other income                                     22,989           14,341          78,290         56,608
                                                            -------------    -------------    ------------  -------------
                                                                 688,579          905,652       1,292,560      1,813,773
                                                            -------------    -------------    ------------  -------------

Expenses:
    General operating and administrative                          82,654           61,505         226,938        110,578
   Bad debt expense                                              142,316           32,285         142,316         33,532
    Professional services                                         25,681           21,945          71,491         42,848
    Management fees to related party                               6,199            9,611          14,160         18,286
    Real estate taxes                                             57,541           22,322          64,909         37,166
    State and other taxes                                          1,423              491          33,194         27,174
    Depreciation and amortization                                141,270          143,742         283,837        289,871
    Transaction costs                                                 --           26,632              --         69,930
                                                            -------------    -------------    ------------  -------------
                                                                 457,084          318,533         836,845        629,385
                                                            -------------    -------------    ------------  -------------

Income Before Equity in Earnings of Joint Ventures,
    Gain on Sale of Assets and Provision for Loss on
    Assets                                                       231,495          587,119         455,715      1,184,388

Equity in Earnings of Joint Ventures                              47,716           39,281          97,030         78,550

Gain on Sale of Assets                                                --               --         281,058             --

Provision for Loss on Assets                                    (382,366 )       (456,825 )      (382,366 )     (857,316 )
                                                            -------------    -------------    ------------  -------------

Net Income (Loss)                                             $ (103,155 )      $ 169,575       $ 451,437      $ 405,622
                                                            =============    =============    ============  =============

Allocation of Net Income (Loss):
    General partners                                               $  --            $  --           $  --          $  --
    Limited partners                                            (103,155 )        169,575         451,437        405,622
                                                            -------------    -------------    ------------  -------------

                                                              $ (103,155 )      $ 169,575       $ 451,437      $ 405,622
                                                            =============    =============    ============  =============

Net Income (Loss) Per Limited Partner Unit                      $  (0.02 )       $   0.04        $   0.10       $   0.09
                                                            =============    =============    ============  =============

Weighted Average Number of Limited Partner
    Units Outstanding                                          4,500,000        4,500,000       4,500,000      4,500,000
                                                            =============    =============    ============  =============
See accompanying notes to condensed financial statements.





                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                      Six Months Ended            Year Ended
                                                                          June 30,               December 31,
                                                                            2001                     2000
                                                                   -----------------------    -------------------

General partners:
    Beginning balance                                                         $   160,017             $  160,017
    Net income                                                                         --                     --
                                                                   -----------------------    -------------------
                                                                                  160,017                160,017
                                                                   -----------------------    -------------------

Limited partners:
    Beginning balance                                                          36,592,727             38,246,915
    Net income                                                                    451,437              1,945,812
    Distributions ($0.40 and $0.80 per limited
       partner unit, respectively)                                             (1,800,000 )           (3,600,000 )
                                                                   -----------------------    -------------------
                                                                               35,244,164             36,592,727
                                                                   -----------------------    -------------------

Total partners' capital                                                      $ 35,404,181           $ 36,752,744
                                                                   =======================    ===================

See accompanying notes to condensed financial statements.



                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                               2001                2000
                                                                         -----------------    ----------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                 $1,476,601          $ 1,638,995
                                                                         -----------------    ----------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                            1,145,045                   --
       Investment in joint ventures                                            (1,134,117 )          (500,000 )
       Payment of lease costs                                                          --             (14,057 )
                                                                         -----------------    ----------------
          Net cash provided by (used in) investing activities
                                                                                  10,928             (514,057 )
                                                                         -----------------    ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                      (1,800,000  )        (1,800,000 )
                                                                         -----------------    ----------------
          Net cash used in financing activities                               (1,800,000  )        (1,800,000 )
                                                                         -----------------    ----------------

Net Decrease in Cash and Cash Equivalents                                       (312,471  )          (675,062 )

Cash and Cash Equivalents at Beginning of Period                               1,081,650            1,637,753
                                                                         -----------------    ----------------

Cash and Cash Equivalents at End of Period                                     $ 769,179           $  962,691
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



                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:


                                                                     June 30,           December 31,
                                                                       2001                 2000
                                                                -------------------  -------------------

               Land                                                   $ 14,677,922         $ 14,896,276
               Buildings                                                17,277,021           17,277,021
                                                                -------------------  -------------------
                                                                        31,954,943           32,173,297
               Less accumulated depreciation                            (3,243,585 )         (2,961,413 )
                                                                -------------------  -------------------
                                                                        28,711,358           29,211,884
               Less allowance for loss on assets                        (1,105,447 )           (723,081 )
                                                                -------------------  -------------------
                                                                      $ 27,605,911         $ 28,488,803
                                                                ===================  ===================





                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


3.       Land and Buildings on Operating Leases - Continued:

         In March 2001, the Partnership sold its property in Marana, Arizona for approximately $1,151,000 and received net sales proceeds of approximately $1,145,000, resulting in a total gain of approximately $281,100 for financial reporting purposes. This property was originally acquired by the Partnership in 1995, and had costs totaling approximately $719,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this property for approximately $425,800 in excess of its original purchase price (see
         Note 4).

         At June 30, 2001, the Partnership had established a provision for loss on assets of $382,366 relating to its property in Bucyrus, Ohio. The tenant of this property vacated the property and ceased restaurant operations. The provision represented the difference between the net carrying value of the property at June 30, 2001 and the estimated net realizable value of the property.

4.       Net Investment in Direct Financing Leases:

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

5.       Investment in Joint Ventures:

         In June 2001, the Partnership reinvested the sales proceeds it received from the sale of property in Marana, Arizona, in an additional property in Walker, Louisiana, as tenants-in-common, with CNL Income Fund VIII, Ltd., a Florida limited partnership and affiliate of the general partners. As of June 30, 2001, the Partnership had contributed approximately $1,134,100 for an 83 percent interest in the profit and losses of the property. The Partnership accounts for its investment in this property under the equity method since the Partnership shares control with an affiliate.





                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


5.       Investment in Joint Ventures - Continued:

          The following presents the combined, condensed financial information for all of the Partnerships investments in joint ventures at:

                                                                             June 30,             December 31,
                                                                               2001                   2000
                                                                         ------------------    -------------------

               Land and buildings on operating leases,
                    less accumulated depreciation                             $  6,992,394           $  5,682,834
               Cash                                                                 49,077                 50,478
               Receivables                                                              34                     --
               Prepaid expenses                                                        877                    413
               Accrued rental income                                               196,751                160,331
               Liabilities                                                          13,174                 21,173
               Partners' capital                                                 7,225,959              5,872,883
               Revenues                                                            332,371                530,177
               Net income                                                          272,216                432,495


         The Partnership recognized income totaling $97,030 and $78,550 for the six months ended June 30, 2001 and 2000, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates, $47,716 and $39,281 of which was earned during the quarters ended June 30, 2001 and 2000, respectively.

6.       Subsequent Event:

         In July 2001, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $100,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand. As of August 10, 2001, the Partnership had repaid the entire loan to the corporate general partner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2001, the Partnership owned 43 Properties, which included interests in two Properties owned through a joint venture arrangement in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,476,601 and $1,638,995 for the six months ended June 30, 2001 and 2000, respectively. The decrease in cash from operations for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, was primarily a result of changes in income and expense, as described below in "Results of Operations," and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 2001.

         In March 2001, the Partnership sold its Property in Marana, Arizona, to an unrelated third party for a total of approximately $1,151,000 and received net sales proceeds totaling approximately $1,145,000, resulting in a total gain of approximately $281,100 for financial reporting purposes. This Property was originally acquired by the Partnership in 1995, and had costs totaling approximately $719,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $425,800 in excess of its original purchase price. In June 2001, the Partnership reinvested the net sales proceeds in an additional Property with CNL Income Fund VIII, Ltd., a Florida limited partnership and an affiliate of the general partners, as tenants-in-common, as described below. The general partners believe that this transaction, or a portion thereof, relating to the sale of this Property and the reinvestment of the net sales proceeds will qualify as a like-kind transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         In June 2001, the Partnership reinvested the net sales proceeds received from the sale of the Property in Marana, Arizona in a Property in Walker, Louisiana as tenants-in-common, with CNL Income Fund VIII Ltd., a Florida limited partnership and an affiliate of the general partners. As of June 30, 2001, the Partnership had contributed approximately $1,134,100 for an 83 percent interest in the profits and losses of the Property.

         In July 2001, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $100,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand. As of August 10, 2001, the Partnership had repaid the entire loan to the corporate general partner.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2001, the Partnership had $769,179 invested in such short-term investments, as compared to $1,081,650 at December 31, 2000. The funds remaining at June 30, 2001 will be used to pay distributions and other liabilities.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership. Based on current and anticipated future cash from operations, and for the six months ended June 30, 2001, a loan from the corporate general partners, the Partnership declared distributions to limited partners of $1,800,000 for each of the six months ended June 30, 2001 and 2000 ($900,000 for each of the quarters ended June 30, 2001 and 2000). This represents distributions of $0.40 per unit for each of the six months ended June 30, 2001 and 2000, ($0.20 for each of the quarters ended June 30, 2001 and 2000). No distributions were made to the general partners for the quarter and six months ended June 30, 2001 and 2000. No amounts distributed to the limited partners for the six months ended June 30, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,188,887 at June 30, 2001, from $1,183,340 at December 31, 2000.
Liabilities at June 30, 2001, to the extent they exceed cash and cash equivalents at June 30, 2001, will be paid from anticipated future cash from operations, loans, or in the event the general partners elect to make capital contributions or additional loans, from future general partners contributions or loans.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 2000, the Partnership owned and leased 40 wholly owned Properties and during the six months ended June 30, 2001, the Partnership owned and leased 39 wholly owned Properties (including one Property which was sold in March 2001) to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 2001 and 2000, the Partnership earned $1,214,270 and $1,757,165, respectively, in rental income from operating leases (net of adjustments of accrued rental income), earned income from direct financing leases and contingent rental income from these Properties, $665,590 and $891,311 of which was earned during the quarters ended June 30, 2001 and 2000, respectively. The decrease in rental and earned income during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was partially attributable to the fact that the tenant of several Denny's Properties experienced financial difficulties resulting in the Partnership increasing its allowance for doubtful accounts by approximately $169,200 and $236,000 during the quarter and six months ended June 30, 2001, respectively. In addition, during the quarter and six months ended June 30, 2001, the Partnership reversed approximately $70,500 and $281,800, respectively, in accrued rental income relating to these Properties due to the financial difficulties the tenant is experiencing. During the quarter and six months ended June 30, 2000, the Partnership had reversed accrued rental income of approximately $36,200 relating to the Property in Mesquite, Texas, to adjust the carrying value of the Property to the estimated net realizable value of the Property. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The general partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected. In February 2001, this same tenant terminated the lease relating to the Property in Bucyrus, Ohio and ceased restaurant operations. The Partnership will not recognize any rental income relating to this Property until such time as the Partnership executes a new lease or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The lost revenues resulting from this vacant Property could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner. The Partnership is currently seeking a new tenant or purchaser for this Property.

         In addition, rental, earned and contingent rental income decreased by approximately $31,300 and $62,400, during the quarter and six months ended June 30, 2001, respectively, partially due to the fact that in October 1998, the tenant of three Boston Market Properties filed for bankruptcy and in June 2000, rejected the lease relating to the Property in St. Cloud, Minnesota, vacated the Property, and discontinued making rental payments to the Partnership. In connection with this Property, during the quarter and six months ended June 30, 2000, the Partnership reversed approximately $57,100 in accrued rental income relating to the rejected lease as a result of the tenant vacating the Property. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. No such amounts were reversed during the quarter and six months ended June 30, 2001. The Partnership will not recognize any rental and earned income from this Property until a new tenant is located or until the Property is sold and the proceeds are reinvested in an additional Property. The lost revenues resulting from this vacant Property could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner. The general partners are currently seeking either a new tenant or purchaser for this Property.

         Rental, earned and contingent rental income were lower during the six months ended June 30, 2001, partially due to the fact that during the six months ended June 30, 2000, the Partnership collected and recognized as income approximately $52,900 in past due rental amounts from Long John Silver's, Inc., which filed for bankruptcy during 1998 and rejected the leases relating to two of the three Properties it leased. No such amounts were collected during the quarter and six months ended June 30, 2001. In 1999, Long John Silver's, Inc. assumed and affirmed its one remaining lease, and the Partnership has continued to receive rental payments relating to this lease. As of June 30, 2001, the Partnership had entered into new leases, each with a new tenant, for the two Properties whose leases had been rejected.

         In addition, rental, earned, and contingent rental income decreased by approximately $13,800 and $26,200 during the quarter and six months ended June 30, 2001, respectively, due to the fact that in March 2001, the tenant of the Property in Las Vegas, Nevada vacated the Property and ceased restaurant operations. As a result, during the six months ended June 30, 2001, the partnership reversed approximately $10,100 in accrued rental income. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The Partnership will not recognize any rental or earned income from this Property until a new tenant is located or until the Property is sold and the proceeds are reinvested in an additional Property. The lost revenues resulting from the rejected and vacant Property could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner. The general partners are currently seeking either a new tenant or purchaser for this Property.

         In addition, rental, earned, and contingent rental income decreased approximately $27,400 during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, as a result of the sale of the Partnership's Property in Marana, Arizona, as described in "Capital Resources."

         The decrease in rental, earned and contingent rental income during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was partially offset by an increase of approximately $57,400 in contingent rental income as a result of an increase in the gross sales of certain restaurant properties, the leases of which require the payment of contingent rental income.

         In addition, during the six months ended June 30, 2001 and 2000, the partnership earned $78,290 and $56,608, respectively in interest and other income, $22,989 and $14,341 of which was earned during the quarters ended June 30, 2001 and 2000, respectively. The increase in interest and other income during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was primarily due to the fact that during the quarter and six months ended June 30, 2001, the Partnership earned interest on net sales proceeds relating to the sale of the Property in Marana, Arizona pending the reinvestment in an additional Property. The Partnership reinvested these net sales proceeds in June 2001, as described in "Capital Resources."

         During the six months ended June 30, 2001 and 2000, the Partnership owned and leased two Properties indirectly through joint venture arrangements and two Properties with affiliates of the general partners, as tenants-in-common. In addition, during the six months ended June 30, 2001, the Partnership owned and leased one additional Property indirectly with an affiliate of the general partners, as tenants-in-common. In connection therewith, during the six months ended June 30, 2001 and 2000, the Partnership earned $97,030 and $78,550, respectively, attributable to net income earned by these joint ventures, $47,716 and $39,281 of which was earned during the quarters ended June 30, 2001 and 2000, respectively. The increase in net income earned by joint ventures during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was primarily attributable to the fact that in June 2000, the Partnership reinvested the net sales proceeds it received from the 1999 sale of the Property in Lawrence, Kansas in TGIF Pittsburgh Joint Venture with affiliates of the general partners.

         Operating expenses, including depreciation and amortization expense, were $836,845 and $629,385 for the six months ended June 30, 2001 and 2000, respectively, $457,084 and $318,533 of which was incurred during the quarters ended June 30, 2001 and 2000, respectively. The increase in operating expenses during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was partially attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. In addition, the increase in operating expenses during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was partially due to the fact that the Partnership incurred certain expenses, such as legal fees, real estate taxes, insurance and repairs and maintenance relating to certain Properties whose tenant is experiencing financial difficulties as described above, and relating to the three vacant Properties described above. The general partners anticipate that the Partnership will continue to incur these expenses related to the vacant Properties in Bucyrus, Ohio; St. Cloud, Minnesota; and Las Vegas, Nevada, as described above, until such time as the Partnership executes new leases for these Properties or until the Partnership sells the Properties and the sales proceeds are reinvested in additional Properties.

         During the quarter and six months ended June 30, 2000, the Partnership recorded bad debt expense of $32,285 and $33,532, respectively relating to the Property in Las Vegas, Nevada, in accordance with the Partnership's policy. In March 2001, the tenant vacated the Property, as described above. In addition, during the quarter and six months ended June 30, 2001, the Partnership recorded bad debt expense of $142,316 relating to several Denny's Properties whose tenant is experiencing financial difficulties, as described above. The general partners will continue to pursue collection of these past due amounts relating to these Properties and will recognize such amounts as income if collected.

         The increase in operating expenses was partially offset by the fact that during the quarter and six months ended June 30, 2000, the Partnership incurred $26,632 and $69,930, respectively, in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter and six months ended June 30, 2001.

         As a result of the sale of the Property in Marana, Arizona, as described above in "Capital Resources," the Partnership recognized a gain of $281,058 for financial reporting purposes during the six months ended June 30, 2001.

         During the six months ended June 30, 2000, the Partnership recorded a provision for loss on assets of $400,491 for financial reporting purposes relating to a Property in Columbia Heights, Minnesota and during the quarter ended June 30, 2000, the Partnership recorded a provision for loss on assets of $456,825 for financial reporting purposes relating to a Property in St. Cloud, Minnesota. The tenant of these Properties filed for bankruptcy in October 1998, discontinued payment of rents and vacated the Properties. The allowance represented the difference between the carrying value of the Properties at June 30, 2000 and the estimated net realizable value of the Properties at June 30, 2000. The Partnership sold the Property in Columbia Heights, Minnesota, in September 2000. As described above, the Partnership is looking for a new tenant or purchaser for the Property in St. Cloud, Minnesota.

         In addition, during the quarter and six months ended June 30, 2001, the Partnership recorded a provision for loss on assets of $382,366 relating to a Property in Bucyrus, Ohio. The tenant of this Property vacated the Property and ceased restaurant operations. The provision for loss represented the difference between the net carrying value of the Property at June 30, 2001 and the estimated net realizable value of the Property.


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

     10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Filed herewith.)

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2001.






                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of August, 2001.


                    CNL INCOME FUND XVI, LTD.

                    By:      CNL REALTY CORPORATION
                             General Partner


                            By:         /s/ James M. Seneff, Jr.
                                        ----------------------------------------
                                        JAMES M. SENEFF, JR.
                                        Chief Executive Officer
                                        (Principal Executive Officer)


                            By:         /s/ Robert A. Bourne
                                        ----------------------------------------
                                        ROBERT A. BOURNE
                                        President and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)





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

     10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Filed herewith.)