Form 10-Q
period 2001-09-30
CNL INCOME FUND XVI LTD
filed 2001-11-13
CIK 913058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2001
   --------------------------------------------------------------------------

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


                            CNL Income Fund XVI, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                           59-3198891
-----------------------------------              ----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


450 South Orange Ave.
Orlando, Florida                                          32801 - 3336
-----------------------------------              ----------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                     (407) 540-2000
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

                                    CONTENTS





Part I                                                                 Page


   Item 1.    Financial Statements:

                  Condensed Balance Sheets                              1

                  Condensed Statements of Operations                    2

                  Condensed Statements of Partners' Capital             3

                  Condensed Statements of Cash Flows                    4

                  Notes to Condensed Financial Statements               5-8

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   9-14

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                           14

Part II

   Other Information                                                    15-16

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                           September 30,           December 31,
                                                                               2001                    2000
                                                                         ------------------     -------------------
                             ASSETS

Land and buildings on operating leases, net                                   $ 26,165,901            $ 28,488,803
Net investment in direct financing leases                                        3,176,175               3,887,824
Investment in joint ventures                                                     3,254,230               2,143,328
Cash and cash equivalents                                                          577,210               1,081,650
Receivables, less allowance for doubtful accounts
    of $1,041,001 and $429,262, respectively                                        38,863                 440,739
Prepaid expenses                                                                    19,700                   8,827
Lease costs, less accumulated amortization of $16,738 and
    $14,357, respectively                                                           23,185                  25,566
Accrued rental income, less allowance for doubtful accounts of
    $48,919 in 2000                                                              1,411,570               1,859,347
Other assets                                                                         1,115                      --
                                                                         ------------------     -------------------

                                                                              $ 34,667,949            $ 37,936,084
                                                                         ==================     ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                $    3,596              $   30,429
Accrued and escrowed real estate taxes payable                                      56,766                  13,359
Distributions payable                                                              900,000                 900,000
Due to related parties                                                             221,938                 152,957
Rents paid in advance and deposits                                                  41,439                  86,595
                                                                         ------------------     -------------------
    Total liabilities                                                            1,223,739               1,183,340

Commitment (Note 6)

Partners' capital                                                               33,444,210              36,752,744
                                                                         ------------------     -------------------

                                                                              $ 34,667,949            $ 37,936,084
                                                                         ==================     ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                    Quarter Ended                 Nine Months Ended
                                                                    September 30,                   September 30,
                                                                2001             2000            2001           2000
                                                            -------------    -------------    ------------  -------------
Revenues:
    Rental income from operating leases                        $ 650,088        $ 717,462      $2,010,764     $2,336,124
    Adjustments to accrued rental income                        (142,648 )             --        (434,588 )      (93,287 )
    Earned income from direct financing leases                    70,540           62,512         216,074        294,302
    Interest and other income                                      6,026           11,005          84,316         67,613
                                                            -------------    -------------    ------------  -------------
                                                                 584,006          790,979       1,876,566      2,604,752
                                                            -------------    -------------    ------------  -------------

Expenses:
    General operating and administrative                          45,226           57,357         272,164        167,935
    Bad debt expense                                                  --               --         142,316         33,532
    Professional services                                         19,186           26,891          90,677         69,739
    Management fees to related party                               7,748            7,965          21,908         26,251
    Real estate taxes                                             43,156           20,618         108,065         57,784
    State and other taxes                                             --              182          33,194         27,356
    Depreciation and amortization                                136,572          146,758         420,409        436,629
    Transaction costs                                                 --               --              --         69,930
                                                            -------------    -------------    ------------  -------------
                                                                 251,888          259,771       1,088,733        889,156
                                                            -------------    -------------    ------------  -------------

Income Before Equity in Earnings of Joint Ventures,
    Gain on Sale of Assets and Provision for Loss on
    Assets                                                       332,118          531,208         787,833      1,715,596

Equity in Earnings of Joint Ventures                              76,368           51,942         173,398        130,492

Gain on Sale of Assets                                                --           88,661         281,058         88,661

Provision for Loss on Assets                                  (1,468,457 )             --      (1,850,823 )     (857,316 )
                                                            -------------    -------------    ------------  -------------

Net Income (Loss)                                           $ (1,059,971 )      $ 671,811       $(608,534 )   $1,077,433
                                                            =============    =============    ============  =============

Allocation of Net Income (Loss):
    General partners                                           $  (7,279 )         $   --       $  (7,279 )       $   --
    Limited partners                                          (1,052,692 )        671,811        (601,255 )    1,077,433
                                                            -------------    -------------    ------------  -------------

                                                            $ (1,059,971 )      $ 671,811        (608,534 )   $1,077,433
                                                            =============    =============    ============  =============

Net Income (Loss) Per Limited Partner Unit                     $   (0.23 )       $   0.15        $  (0.13 )     $   0.24
                                                            =============    =============    ============  =============

Weighted Average Number of Limited Partner
    Units Outstanding                                          4,500,000        4,500,000       4,500,000      4,500,000
                                                            =============    =============    ============  =============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                    Nine Months Ended             Year Ended
                                                                      September 30,              December 31,
                                                                          2001                       2000
                                                                --------------------------    -------------------
General partners:
    Beginning balance                                                        $    160,017             $  160,017
    Net loss                                                                       (7,279 )                   --
                                                                --------------------------    -------------------
                                                                                  152,738                160,017
                                                                --------------------------    -------------------

Limited partners:
    Beginning balance                                                          36,592,727             38,246,915
    Net income (loss)                                                            (601,255 )            1,945,812
    Distributions ($0.60 and $0.80 per limited
       partner unit, respectively)                                             (2,700,000 )           (3,600,000 )
                                                                --------------------------    -------------------
                                                                               33,291,472             36,592,727
                                                                --------------------------    -------------------

Total partners' capital                                                     $  33,444,210           $ 36,752,744
                                                                ==========================    ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                               2001                2000
                                                                         -----------------    ----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                 $2,184,632          $ 2,345,568
                                                                         -----------------    ----------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                            1,145,045              575,778
       Investment in joint ventures                                           (1,134,117  )          (500,021 )
       Payment of lease costs                                                          --             (14,057 )
                                                                         -----------------    ----------------
          Net cash provided by investing activities                               10,928               61,700
                                                                         -----------------    ----------------

    Cash Flows from Financing Activities:
       Proceeds from loan from corporate general
          partner                                                                100,000                   --
       Repayment of loan from corporate general
          partner                                                               (100,000  )                --
       Distributions to limited partners                                      (2,700,000  )        (2,700,000 )
                                                                         -----------------    ----------------
          Net cash used in financing activities                               (2,700,000  )        (2,700,000 )
                                                                         -----------------    ----------------

Net Decrease in Cash and Cash Equivalents                                       (504,440  )          (292,732 )

Cash and Cash Equivalents at Beginning of Period                               1,081,650            1,637,753
                                                                         -----------------    ----------------

Cash and Cash Equivalents at End of Period                                     $ 577,210          $ 1,345,021
                                                                         =================    ================

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Construction costs incurred and unpaid at end of
          period                                                                  $   --           $  150,000
                                                                         =================    ================

       Distributions declared and unpaid at end of
          period                                                               $ 900,000           $  900,000
                                                                         =================    ================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Land and Buildings on Operating Leases:

         In March 2001, the Partnership sold its property in Marana, Arizona for approximately $1,151,000 and received net sales proceeds of approximately $1,145,000, resulting in a total gain of approximately $281,100 for financial reporting purposes (see Note 4.)

         As of September 30, 2001, the Partnership established a provision for loss on assets of $382,366 relating to its property in Bucyrus, Ohio. The tenant of this property vacated the property and ceased restaurant operations. The provision represented the difference between the net carrying value of the property at September 30, 2001 and the general partners' estimated net realizable value of the property.

         At December 31, 2000, the Partnership had established a provision for loss on assets of $457,000 relating to a Boston Market property in St. Cloud, Minnesota. The tenant for this property filed for bankruptcy and ceased payments of rent. At September 30, 2001, the Partnership increased the provision by $25,305 for a total of $482,129. The total provision represented the difference between the carrying value of the property at

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


3.       Land and Buildings on Operating Leases - Continued:

         September 30, 2001 and the general partners' estimate of net realizable value for the property.

         At September 30, 2001, the Partnership established a provision for loss on assets of $238,698 relating to a Big Boy property in Las Vegas, Nevada. The tenant of this property experienced financial difficulties, ceased restaurant operations and vacated the property. The provision represented the difference between the carrying value of the property at September 30, 2001 and the general partners' estimate of net realizable value for the property.

         In addition, at September 30, 2001, the Partnership established a provision for loss on assets of $1,040,152 relating to three Denny's properties. The tenant of these properties experienced financial difficulties (see Note 7). The provision represented the difference between the carrying value of each property at September 30, 2001 and the general partners' estimate of net realizable value for each respective property.

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

         At September 30, 2001, the Partnership established a provision for loss in the carrying value of $164,302 relating to a Denny's property in Salina, Kansas. The tenant of this property experienced financial difficulties (see Note 7). The provision represented the difference between the carrying value of the property at September 30, 2001 and the general partners' estimate of net realizable value for the property.

5.       Investment in Joint Ventures:

         In June 2001, the Partnership reinvested the sales proceeds it received from the sale of property in Marana, Arizona, in an additional property in Walker, Louisiana, as tenants-in-common, with CNL Income Fund VIII, Ltd., a Florida limited partnership and affiliate of the general partners. As of September 30, 2001, the Partnership had contributed

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


5.       Investment in Joint Ventures - Continued:

         approximately $1,134,100 for an 83 percent interest in the profit and losses of the property. The Partnership accounts for its investment in this property under the equity method since the Partnership shares control with an affiliate.

         The following presents the combined, condensed financial information for all of the Partnerships investments in joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                           September 30,          December 31,
                                                                               2001                   2000
                                                                         ------------------    -------------------
              Land and buildings on operating leases, net                     $  6,956,794           $  5,682,834
              Cash                                                                  13,874                 50,478
              Prepaid expenses                                                         509                    413
              Accrued rental income                                                220,569                160,331
              Liabilities                                                           24,079                 21,173
              Partners' capital                                                  7,167,667              5,872,883
              Revenues                                                             539,445                530,177
              Net income                                                           442,268                432,495

         The Partnership recognized income totaling $173,398 and $130,492 for the nine months ended September 30, 2001 and 2000, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates, $76,368 and $51,942 of which was earned during the quarters ended September 30, 2001 and 2000, respectively.

6.       Commitment:

         In July 2001, the Partnership entered into an agreement with an unrelated third party to sell the Boston Market property in St. Cloud, Minnesota. As of November 9, 2001, the sale had not occurred.

7.       Subsequent Events:

         In October 2001, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $300,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand. As of November 9, 2001, the Partnership had repaid $230,000 of the loan to the corporate general partner. CNL INCOME FUND XVI, LTD. (A Florida Limited Partnership) NOTES TO CONDENSED FINANCIAL STATEMENTS Quarters and Nine Months Ended September 30, 2001 and 2000


7.       Subsequent Events - Continued:

         On October 31, 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), a tenant of the Partnership, filed for Chapter 11 bankruptcy protection. In the two weeks prior to the filing, PRG closed 40 operating Black-eyed Pea units as well as 25 operating Denny's units. With these reductions, PRG now operates 44 Denny's units and 48 Black-eyed Pea units. The Partnership anticipates that as a result of the closings and the bankruptcy filing, PRG will reject two of the Partnership's four leases with PRG.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2001, the Partnership owned 43 Properties, which included interests in two Properties owned through joint venture arrangements in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,184,632 and $2,345,568 for the nine months ended September 30, 2001 and 2000, respectively. The decrease in cash from operations for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was primarily a result of changes in income and expense, as described below in "Results of Operations," and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 2001.

         In March 2001, the Partnership sold its Property in Marana, Arizona, to an unrelated third party for a total of approximately $1,151,000 and received net sales proceeds totaling approximately $1,145,000, resulting in a gain of approximately $281,100 for financial reporting purposes. In June 2001, the Partnership reinvested the net sales proceeds in an additional Property in Walker, Louisiana, with CNL Income Fund VIII, Ltd., a Florida limited partnership and an affiliate of the general partners, as tenants-in-common. As of September 30, 2001, the Partnership had contributed approximately $1,134,100 for an 83 percent interest in the profits and losses of the Property. The general partners believe that this transaction, or a portion thereof, relating to the sale of this Property and the reinvestment of the net sales proceeds will qualify as a like-kind transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         In October 2001, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $300,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand. As of November 9, 2001, the Partnership had repaid $230,000 of the loan to the corporate general partner.

         In July 2001, the Partnership entered into an agreement with an unrelated third party to sell the Boston Market Property in St. Cloud, Minnesota. As of November 9, 2001, the sale had not occurred.

         On October 31, 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), a tenant of the Partnership, filed for Chapter 11 bankruptcy protection. In the two weeks prior to the filing, PRG closed 40 operating Black-eyed Pea units as well as 25 operating Denny's units. With these reductions, PRG now operates 44 Denny's units and 48 Black-eyed Pea units. The Partnership anticipates that as a result of the closings and the bankruptcy filing, PRG will reject two of the Partnership's four leases with PRG resulting in the Partnership recording provisions for losses on assets as of September 30, 2001. Since future store closings may occur, the general partners will continue to evaluate the remaining two Properties in the Partnership's portfolio that PRG is continuing to operate as of November 9, 2001. The lost revenues resulting from any rejected leases will have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease or sell the Properties in a timely manner.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2001, the Partnership had $577,210 invested in such short-term investments, as compared to $1,081,650 at December 31, 2000. The funds remaining at September 30, 2001 will be used to pay distributions and other liabilities of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership. Based on current and anticipated future cash from operations, and for the nine months ended September 30, 2001, loans from the corporate general partner, the Partnership declared distributions to the limited partners of $2,700,000 for each of the nine months ended September 30, 2001 and 2000 ($900,000 for each of the quarters ended September 30, 2001 and 2000). This represents distributions of $0.60 per unit for each of the nine months ended September 30, 2001 and 2000, ($0.20 for each of the quarters ended September 30, 2001 and 2000). No distributions were made to the general partners for the quarter and nine months ended September 30, 2001 and 2000. No amounts distributed to the limited partners for the nine months ended September 30, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,223,739 at September 30, 2001, from $1,183,340 at December 31, 2000. Liabilities at September 30, 2001, to the extent they exceed cash and cash equivalents at September 30, 2001, will be paid from anticipated future cash from operations, loans, or in the event the general partners elect to make capital contributions or additional loans, from future general partners contributions or loans.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the nine months ended September 30, 2000, the Partnership owned and leased 40 wholly owned Properties (which included one Property sold in 2000) and during the nine months ended September 30, 2001, the Partnership owned and leased 39 wholly owned Properties (which included one Property sold in 2001) to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 2001 and 2000, the Partnership earned $1,863,574 and $2,537,139, respectively, in rental income from operating leases (net of adjustments of accrued rental income), earned income from direct financing leases and contingent rental income from these Properties, $649,304 and $779,974 of which was earned during the quarters ended September 30, 2001 and 2000, respectively. The decrease in rental and earned income during the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, was partially attributable to the fact that PRG, the tenant of four Denny's Properties, experienced financial difficulties resulting in the Partnership increasing its allowance for doubtful accounts during the nine months ended September 30, 2001. In addition, the Partnership reversed approximately $142,600 and $424,500, during the quarter and nine months ended September 30, 2001, respectively, as compared to $36,200 during the nine months ended September 30, 2000, in previously accrued rental income relating to these Properties. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. In October 2001, PRG filed for bankruptcy, as described above in "Capital Resources". The general partners will continue to pursue collection of past due rental amounts relating to these Properties. As a result of the anticipated rejection of two leases, as described above in "Capital Resources" and the previous termination of another lease in February 2001, the Partnership does not anticipate it will recognize any rental income relating to these Properties until such time as the Partnership executes new leases or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. The lost revenues resulting from these vacant Properties could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease or sell these Properties in a timely manner. The Partnership will be seeking new tenants or purchaser for these Properties once the leases are rejected.

         In addition, rental and earned income decreased by approximately $2,200 and $64,700, during the quarter and nine months ended September 30, 2001, respectively, partially due to the fact that in October 1998, the tenant of a Boston Market Property filed for bankruptcy and in June 2000, rejected the lease relating to the Property in St. Cloud, Minnesota, vacated the Property, and discontinued making rental payments to the Partnership. The decrease in rental and earned income during the nine months ended September 30, 2001 was partially offset by an increase in rental and earned income due to the fact that during the nine months ended September 30, 2000, the Partnership reversed approximately $57,100 in previously accrued rental income relating to this rejected lease as a result of the tenant vacating the Property. No such amounts were reversed during the quarter and nine months ended September 30, 2001. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The Partnership will not recognize any rental and earned income from this Property until a new tenant is located or until the Property is sold and the proceeds are reinvested in an additional Property. The lost revenues resulting from this vacant Property could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease or sell the Property in a timely manner. The general partners are currently seeking either a new tenant or purchaser for this Property.

         Rental and earned income were lower during the nine months ended September 30, 2001, partially due to the fact that during the nine months ended September 30, 2000, the Partnership collected and recognized as income approximately $52,900 in past due rental amounts from Long John Silver's, Inc., which filed for bankruptcy during 1998 and rejected the leases relating to two of the three Properties it leased. No such amounts were collected during the nine months ended September 30, 2001. In 1999, Long John Silver's, Inc. assumed and affirmed its one remaining lease, and the Partnership has continued to receive rental payments relating to this lease. As of September 30, 2001, the Partnership had entered into new leases, each with a new tenant, for the two Properties whose leases had been rejected.

         In addition, rental and earned income decreased by approximately $27,900 and $44,000 during the quarter and nine months ended September 30, 2001, respectively, due to the fact that in March 2001, the tenant of the Property in Las Vegas, Nevada vacated the Property and ceased restaurant operations. As a result, during the nine months ended September 30, 2001, the partnership reversed approximately $10,100 in previously accrued rental income. No such amounts were reversed during the nine months ended September 30, 2000. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The Partnership will not recognize any rental or earned income from this Property until a new tenant is located or until the Property is sold and the proceeds are reinvested in an additional Property. The lost revenues resulting from the rejected and vacant Property could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease or sell the Property in a timely manner. The general partners are currently seeking either a new tenant or purchaser for this Property.

         In addition, rental and earned income decreased approximately $28,800 and $56,200 during the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, as a result of the sale of the Partnership's Property in Marana, Arizona, as described in "Capital Resources." Rental and earned income are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to increase due to the fact that the Partnership reinvested these net sales proceeds in a Property with an affiliate of the general partners, as tenants-in-common.

         The decrease in rental, earned and contingent rental income during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was partially offset by an increase of approximately $55,700 during the nine months ended September 30, 2001 in contingent rental income as a result of an increase in the gross sales of certain restaurant properties, the leases of which require the payment of contingent rental income.

         During the nine months ended September 30, 2001 and 2000, the Partnership owned and leased two Properties indirectly through joint venture arrangements and two Properties with affiliates of the general partners, as tenants-in-common. In addition, during the nine months ended September 30, 2001, the Partnership owned and leased one additional Property indirectly with an affiliate of the general partners, as tenants-in-common. In connection therewith, during the nine months ended September 30, 2001 and 2000, the Partnership earned $173,398 and $130,492, respectively, attributable to net income earned by these joint ventures, $76,368 and $51,942 of which was earned during the quarters ended September 30, 2001 and 2000, respectively. The increase in net income earned by joint ventures during the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, was partially attributable to the fact that in June 2000, the Partnership invested in TGIF Pittsburgh Joint Venture with affiliates of the general partners. In addition, the increase in net income earned by joint ventures during the quarter and nine months ended September 30, 2001 was also partially attributable to the fact that in June 2001, the Partnership reinvested the net sales proceeds from the sale of the Property in Marana, Arizona in an additional Property in Walker, Louisiana, with an affiliate of the general partners, as described in "Capital Resources."

         Operating expenses, including depreciation and amortization expense, were $1,088,733 and $889,156 for the nine months ended September 30, 2001 and 2000, respectively, $251,888 and $259,771 of which was incurred during the quarters ended September 30, 2001 and 2000, respectively. The increase in operating expenses during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was partially attributable to the fact that during the nine months ended September 30, 2001, the Partnership recorded bad debt expense of $142,316 relating to the Properties leased to PRG who filed for bankruptcy, as described above in "Capital Resources". The general partners will continue to pursue collection of these past due amounts relating to these Properties. During the nine months ended September 30, 2000, the Partnership recorded bad debt expense of $33,532 relating to the Property in Las Vegas, Nevada, in accordance with the Partnership's policy. In March 2001, the tenant vacated the Property, as described above. The increase in operating expenses during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was partially due to the fact that the Partnership incurred certain expenses, such as legal fees, real estate taxes, insurance and repairs and maintenance relating to the Properties leased to PRG and relating to the three vacant Properties described above. The general partners anticipate that the Partnership will continue to incur these expenses related to these Properties until such time as the Partnership executes new leases for these Properties or until the Partnership sells the Properties and the sales proceeds are reinvested in additional Properties. The general partners are currently seeking either new tenants or purchasers for these vacant Properties and will be seeking new tenants or purchasers for the Properties leased by PRG, once the leases are rejected. The increase in operating expenses during the nine months ended September 30, 2001, was also partially attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement.

         The increase in operating expenses during the nine months ended September 30, 2001 was partially offset by the fact that during the nine months ended September 30, 2000, the Partnership incurred $69,930 in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter and nine months ended September 30, 2001.

         As a result of the sale of the Property in Marana, Arizona, as described above in "Capital Resources," the Partnership recognized a gain of $281,058 for financial reporting purposes during the nine months ended September 30, 2001. During the nine months ended September 30, 2000, the Partnership recorded a provision for loss on assets of approximately $400,500 relating to its Property in Columbia Heights, Minnesota. The tenant of this Property filed for bankruptcy and ceased the payment of rents. During the quarter and nine months ended September 30, 2000, the Partnership sold the vacant Property, resulting in a gain of approximately $88,700 for financial reporting purposes.

         As  a  result  of  the  PRG  bankruptcy  described  above  in  "Capital
Resources",  and the vacancies  resulting from financial  difficulties  of other tenants in the portfolio, as described above, the Partnership recorded provisions for losses on assets of approximately $1,468,500 and $1,850,800 during the quarter and nine months ended September 30, 2001, respectively. During the nine months ended September 30, 2000, the Partnership recorded provisions for losses of assets of approximately $857,300. The provisions represented the difference between the carrying value of the assets and the general partners' estimated net realizable value of these assets. Due to the uncertainty surrounding the final outcome of the PRG bankruptcy, as described above in "Capital Resources," and other tenant financial difficulties, the general partners will continue monitoring the long term impact on the Partnership's financial position and results of operations.


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

               10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as
                        Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2001, and incorporated herein by reference.)

               (b)      Reports on Form 8-K

                        No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of November, 2001.


                                            CNL INCOME FUND XVI, LTD.

                                            By:CNL REALTY CORPORATION
                                               General Partner


                                               By:/s/ James M. Seneff, Jr.
                                                  -----------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


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