Form 10-K
period 2001-12-31
CNL INCOME FUND XVI LTD
filed 2002-03-29
CIK 913058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

         During the year ended December 31, 1996, the Partnership sold a Property in Appleton, Wisconsin, and used the net sales proceeds to acquire a Boston Market Property located in Fayetteville, North Carolina, with an affiliate of the General Partners as tenants-in-common. During the year ended December 31, 1997, the Partnership sold a Property in Oviedo, Florida, and during 1998 the Partnership reinvested the net sales proceeds from the sale of this Property in a Property in Memphis, Tennessee, as tenants-in-common, with affiliates of the General Partners. In addition, during 1998, the Partnership received a reimbursement from the developer of the Property in Farmington, New Mexico upon final reconciliation of total construction costs. In August 1998, the Partnership used these proceeds to enter into a joint venture arrangement, Columbus Joint Venture, with affiliates of the General Partners, to construct and hold one restaurant Property. During 1999, the Partnership sold a Property in Lawrence, Kansas. During 2000, the Partnership reinvested the majority of these net sales proceeds in TGIF Pittsburgh Joint Venture, with affiliates of the General Partners, to purchase and hold one restaurant Property. In addition, during 2000, the Partnership sold its Property in Columbia Heights, Minnesota. During 2001, the Partnership sold its Properties in Marana, Arizona, St. Cloud, Minnesota, and Las Vegas, Nevada and reinvested the majority of the net sales proceeds in a Property in San Antonio, Texas and a Property in Walker, Louisiana, with CNL Income Fund VIII, Ltd., a Florida limited partnership and an affiliate of the General Partners, as tenants-in-common.

         As a result of the above transactions, as of December 31, 2001, the Partnership owned 42 Properties. The 42 Properties include six Properties consisting of land only, interests in two Properties owned through joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates of the General Partners as tenants-in-common. The lessee of the six Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. In general, the Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the Properties owned by joint ventures in which the Partnership is a co-venturer and Properties owned as tenants-in-common with affiliates of the General Partners provide for initial terms ranging from 4 to 20 years (the average being 18 years) and expire between 2003 and 2020. The leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $24,000 to $259,900. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 33 of the Partnership's 42 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         In August 1999, the lease relating to the Long John Silver's Properties in Silver City and Clovis, New Mexico and Copperas Cove, Texas were amended to provide rent deferrals. All other lease terms remained unchanged. As of March 15, 2002, the Partnership has continued to receive the reduced rental payments relating to these Properties. The General Partners do not believe that the rent deferrals will have a material adverse effect on the results of operations of the Partnership.

         In January 2001, the leases relating to the Properties in Idaho Falls, Idaho and Moab, Utah were assigned to another tenant and amended to provide for a reduction in rents for a two-year period. All other lease terms remained unchanged. The General Partners do not anticipate that any decrease in rental income relating to these amendments will have a material adverse affect on the Partnership's financial position or results of operations.

         In addition, the tenant of the Property in Celina, Ohio exercised its option to extend the lease for an additional two years beginning in March 2001. All other lease terms remained unchanged and are substantially the same as the Partnership's other leases as described above.

         In October 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG") a tenant of the Partnership, filed for Chapter 11 bankruptcy protection, and rejected the leases relating to two of the four properties it leased from the Partnership. While PRG has not rejected or affirmed the remaining two leases, there can be no assurance that one or both of these leases will not be rejected in the future. The Partnership has received rental payments relating to the two Properties not rejected by the tenant from the bankruptcy date through March 15, 2002. The lost revenues resulting from the rejection of the two leases and the possible rejection of the two other leases could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Properties in a timely manner. The Partnership will not recognize any rental and earned income from the two vacant properties until new tenants for the properties are located, or until the properties are sold and the proceeds from such sales are reinvested in additional properties.

Major Tenants

         During 2001, two lessees of the Partnership, (i) Golden Corral Corporation and (ii) Jack in the Box Inc. and Jack in the Box Eastern Division, LP. (affiliated under common control of Jack in the Box Inc., herein after referred to as "Jack in the Box Inc."), each contributed more than ten percent of the Partnership's total rental and earned income. As of December 31, 2001, Golden Corral Corporation was the lessee under leases relating to six restaurants and Jack in the Box Inc. was the lessee under leases relating to six restaurants. It is anticipated that based on the minimum rental payments required by the leases these two lessees will each continue to contribute more than ten percent of the Partnership's total rental and earned income in 2002. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Jack in the Box, and Denny's, each accounted for more than ten percent of the Partnership's total rental and earned income during 2001. In 2002, it is anticipated that each of these Restaurant Chains will continue to contribute more than ten percent of the Partnership's rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 2001, no single tenant or group of affiliated tenants leased Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into two joint venture arrangements, Columbus Joint Venture, with CNL Income Fund XII, Ltd. and CNL Income Fund XVIII, Ltd., and TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XV, Ltd., and CNL Income Fund XVIII, Ltd. Each joint venture was formed to hold one Property. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida.

         The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated in the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership has a 32.35% interest in Columbus Joint Venture and a 19.72% interest in TGIF Pittsburgh Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

         Each joint venture has an initial term of 20 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either joint venturer by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partner to dissolve the joint venture.

         The Partnership shares management control equally with affiliates of the General Partners for Columbus Joint Venture and TGIF Pittsburgh Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer to assign its joint venture interest without first offering it for sale to its joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

         Net cash flow from operations of Columbus Joint Venture and TGIF Pittsburgh Joint Venture is distributed 32.35% and 19.72%, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners in accordance with its respective percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         In addition to the above joint venture arrangements, the Partnership has entered into an agreement to hold a Boston Market Property in Fayetteville, North Carolina, as tenants-in-common, with CNL Income Fund XVII, Ltd., an affiliate of the General Partners, and an IHOP Property in Memphis, Tennessee, as tenants-in-common, with CNL Income Fund II, Ltd. and CNL Income Fund VI, Ltd., each of which is an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property and net cash flow from the Properties, in proportion to each party's percentage interest. The Partnership owns an 80.44% and a 40.42% interest in the Property in Fayetteville, North Carolina and the Property in Memphis, Tennessee, respectively.

         In June 2001, the Partnership entered into an agreement to hold a Jack in the Box Property, as tenants-in-common, with CNL Income Fund VIII, Ltd., an affiliate of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property and net cash flow from the Property, in proportion to each party's percentage interest. The Partnership owns an 83% interest in this Property.

         Each of the affiliates is a limited partnership organized pursuant to the laws of the state of Florida. The tenancy in common agreement restricts each party's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining parties.

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

Certain Management Services

         CNL APF Partners, LP, an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, CNL APF Partners, LP (the "Advisor") is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

         During, 2000, CNL Fund Advisors, Inc. assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL APF Partners, LP. All of the terms and conditions of the management agreement, including the payment of fees, as described above, remain unchanged.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of the Advisor, perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2001, the Partnership owned 42 Properties. Of the 42 Properties, 37 are owned by the Partnership in fee simple, two are owned through joint venture arrangements and three are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 16,600 to 104,800 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.


                     State                          Number of Properties
                     -----                          --------------------

                     California                               2
                     Colorado                                 1
                     Washington, D.C.                         1
                     Florida                                  5
                     Georgia                                  1
                     Idaho                                    1
                     Indiana                                  2
                     Kansas                                   1
                     Louisiana                                1
                     Missouri                                 4
                     New Mexico                               3
                     North Carolina                           3
                     Ohio                                     4
                     Pennsylvania                             1
                     Tennessee                                1
                     Texas                                    10
                     Utah                                     1
                                                       -----------------

                     TOTAL PROPERTIES                         42
                                                       =================

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the six Checkers Properties are owned by the tenant while the land parcels are owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 2,000 to 11,100 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2001, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes.

         As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $34,095,784 and $7,275,243, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by Restaurant Chain.

            Restaurant Chain                            Number of Properties
            ----------------                            --------------------

            Arby's                                               2
            Boston Market                                        2
            Checkers                                             6
            Denny's                                              8
            Golden Corral                                        6
            IHOP                                                 2
            Jack in the Box                                      6
            Japan Express                                        1
            KFC                                                  1
            Long John Silver's                                   4
            T.G.I. Friday's                                      1
            Taco Cabana                                          1
            Wendy's                                              1
            Other                                                1
                                                        ---------------------

            TOTAL PROPERTIES                                     42
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

         At December 31, 2001, 2000, 1999, 1998 and 1997, the properties were 93%, 98%, 95%, 89%, and 100%, occupied, respectively. The following is a schedule of the average rent per property for each of the years ended December 31:

                                       2001              2000              1999             1998              1997
                                   --------------    -------------     -------------    -------------     -------------

Rental Revenues (1)(2)               $ 3,398,196      $ 3,730,031       $ 4,033,287      $ 4,244,356       $ 4,392,092
Properties (2)                                39               42                43               44                42
Average Rent per Property              $  87,133        $  88,810         $  93,797        $  96,463         $ 104,574

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

(2) Excludes Properties that were vacant at December 31, and did not generate rental revenues during the year ended December 31.
(3)
         The following is a schedule of lease expirations for leases in place as of December 31, 2001 for the next ten years and thereafter.

                                                            Percentage of
                       Number         Annual Rental         Gross Annual
  Expiration Year     of Leases          Revenues           Rental Income
  -----------------  -------------   ------------------   -------------------

   2002                        --               $   --                --
   2003                         1               23,722             0.62%
   2004                        --                   --                --
   2005                        --                   --                --
   2006                        --                   --                --
   2007                        --                   --                --
   2008                        --                   --                --
   2009                         3              441,319            11.61%
   2010                         4              498,615            13.11%
   2011                         5              524,537            13.79%
   Thereafter                  26            2,314,270            60.87%
                        ----------        -------------     -------------
   Total (1)                   39          $ 3,802,463           100.00%
                        ==========        =============     =============

(1)      Excludes three Properties that were vacant at December 31, 2001.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2001 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases six Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2009 and 2011) and the average minimum base annual rent is approximately $155,400 (ranging from approximately $113,300 to $192,900).

         Jack in the Box Inc. leases six Jack in the Box restaurants. The initial term of each lease is 18 years (expiring between 2011 and 2019) and the average minimum base annual rent is approximately $111,400 (ranging from approximately $96,300 to $136,500).


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

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2002, there were 3,025 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2001, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase) may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2001, the price paid for any Unit transferred pursuant to the Plan ranged from $8.62 to $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2001 and 2000 other than pursuant to the Plan, net of commissions.

                                2001 (1)                                 2000 (1)
                   ------------------------------------    -------------------------------------
                     High         Low        Average         High          Low        Average
                   ---------    --------    -----------    ---------     --------    -----------

 First Quarter        $9.51      $ 5.97        $  7.81          (2)          (2)            (2)
 Second Quarter        6.78        6.20           6.43        $9.30       $ 6.47         $ 8.12
 Third Quarter         6.70        6.70           6.70         7.51         5.55           7.22
 Fourth Quarter        6.88        5.60           6.54         7.16         5.55           6.84

(1) A total of 31,096 and 41,725 Units were transferred other than pursuant to the Plan for the years ended December 31, 2001 and 2000.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2001 and 2000, the Partnership declared cash distributions of $3,600,000 to the Limited Partners. No amounts distributed to the Limited Partners for the years ended December 31, 2001 and 2000, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. Distributions of $900,000 were declared at the close of each of the Partnership's calendar quarters. This amount includes monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable

Item 6.  Selected Financial Data

                                       2001               2000              1999              1998               1997
                                   --------------    ---------------   ---------------    --------------    ---------------
Year ended December 31:
    Revenues (1)                      $3,325,718         $3,886,239        $4,059,810        $4,278,124         $4,455,994
    Net income (2)                       139,868          1,945,812         2,815,008         2,976,998          3,660,327
    Cash distributions
      declared (3)                     3,600,000          3,600,000         3,600,000         3,690,000          3,600,000
    Net income per Unit (2)                 0.03               0.43              0.62              0.65               0.81
    Cash distributions
      declared per Unit (3)                 0.80               0.80              0.80              0.82               0.80

At December 31:
    Total assets                     $34,305,402        $37,936,084       $39,710,973       $40,188,641        $40,938,320
    Partners' capital                 33,292,612         36,752,744        38,406,932        39,191,924         39,904,926

(1)      Revenues include equity in earnings of joint ventures.

(2) Net income for the years ended December 31, 2001 and 2000, includes $383,637 and $88,661, respectively, from gain on sale of assets. Net income for the years ended December 31, 2001, 2000 and 1998 includes $2,290,553, $962,971 and $450,625, respectively, for provision for write-down of assets. Net income for the year ended December 31, 1999, includes $84,478 from loss on sale of assets.

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, to be leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2001, the Partnership owned 42 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Currently, the Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from the joint venture and interest received, less cash paid for expenses). Cash from operations was $2,723,368, $3,165,697, and $3,151,231, for the years ended
December 31, 2001, 2000, and 1999, respectively. The decrease in cash from operations during 2001, as compared to 2000, and the increase in cash from operations during 2000, as compared to 1999, was primarily a result of changes in the Partnership's working capital and changes in income and expenses as described in "Results of Operations," below.

         Other sources and uses of capital included the following during the years ended December 31, 2001, 2000 and 1999.

         During the year ended December 31, 1999, the Partnership accepted a promissory note from the former tenant of the Shoney's Property in Las Vegas, Nevada, in the amount of $52,191, representing past due rental and other amounts. The note represents receivables for which the Partnership had established an allowance for doubtful accounts, and real estate taxes previously recorded as an expense by the Partnership. Payments are due in 60 monthly installments of $1,220 including interest at a rate of ten percent per annum, which were scheduled to commence on March 1, 2000, at which time the accrued and unpaid interest of $5,219 was capitalized into the principal balance of the note. Due to the uncertainty of the collectibility of the note, the Partnership established an allowance for doubtful accounts and is recognizing income as collected. As of December 31, 2001 and 2000, the balance in the allowance for doubtful accounts relating to this promissory note was $63,954 and $62,751, respectively, including accrued interest of $6,117 and $4,914, respectively. The Partnership has ceased collection efforts on the remaining past due receivables not converted into the promissory note.

         In February 1999, the Partnership entered into a new lease for the Property in Las Vegas, Nevada. In connection therewith, the Partnership incurred $183,500 in renovation costs which were completed in November 2000.

         In November 1999, the Partnership sold its Property in Lawrence, Kansas, to a third party for $690,000 and received net sales proceeds of $667,311. As a result of this transaction, the Partnership recognized a loss of $84,478. In June 2000, the Partnership used the majority of these net sales proceeds to invest in a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XV, Ltd., and CNL Income Fund XVIII, Ltd., each a Florida limited partnership and an affiliate of the General Partners, to purchase and hold one restaurant Property. As of December 31, 2001, the Partnership owned a 19.72% interest in the profits and losses of the joint venture.

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

         In March 2001, the Partnership sold its Property in Marana, Arizona, to an unrelated third party for a total of approximately $1,151,000 and received net sales proceeds totaling approximately $1,145,000, resulting in a gain of approximately $281,100. In June 2001, the Partnership reinvested the net sales proceeds in an additional Property in Walker, Louisiana, with CNL Income Fund VIII, Ltd., a Florida limited partnership and an affiliate of the General Partners, as tenants-in-common. As of December 31, 2001, the Partnership had contributed approximately $1,134,100 for an 83% interest in the profits and losses of the Property. The General Partners believe that this transaction, or a portion thereof, relating to the sale of this Property and the reinvestment of the net sales proceeds will qualify as a like-kind transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In October 2001, the Partnership entered into a promissory note with the corporate General Partner in the amount of $300,000 in connection with the operations of the Partnership. The loan was uncollateralized, non-interest bearing and due on demand. As of December 31, 2001, the Partnership had repaid the loan in full to the corporate General Partner.

         In November 2001, the Partnership sold its Property in St. Cloud, Minnesota to an unrelated third party for approximately $664,500 and received net sales proceeds of approximately $647,400, resulting in a gain on sale of assets of $100,672. The Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In December 2001, the Partnership sold its Property in Las Vegas, Nevada to an unrelated third party for approximately $1,094,000 and received net sales proceeds of approximately $1,059,300, resulting in a gain on sale of assets of $1,902. In December 2001, the Partnership reinvested these net sales proceeds in a property in San Antonio, Texas at an approximate cost of $1,147,900. The Partnership acquired this property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Property, including closing costs.

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

         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to reinvest in additional Properties, to pay Partnership expenses, or to make distributions to partners. At December 31, 2001, the Partnership had $774,673 invested in such short-term investments as compared to $1,081,650 at December 31, 2000. As of December 31, 2001, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 2.5% annually. The funds remaining at December 31, 2001, will be used toward the payment of distributions and other liabilities.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the year ended December 31, 2001, a loan from the corporate General Partner, the Partnership declared distributions to the Limited Partners of $3,600,000, for each of the years ended December 31, 2001, 2000, and 1999. This represents distributions of $0.80 per Unit for each of the years ended December 31, 2001, 2000, and 1999. No distributions were made to the General Partners during the years ended December 31, 2001, 2000, and 1999. No amounts distributed to the Limited Partners for the years ended December 31, 2001, 2000, and 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to Limited Partners on a quarterly basis.

         During 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2001 and 2000.

         As of December 31, 2001 and 2000, the Partnership owed $17,331 and $152,957, respectively, to related parties for such amounts as accounting and administrative services and management fees. As of March 15, 2002, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, decreased to $995,459 at December 31, 2001, from $1,030,383 at December 31, 2000. Liabilities at December 31, 2001, to the extent they exceed cash and cash equivalents at December 31, 2001, will be paid from anticipated future cash from operations.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Accounting Standard No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

         The Partnership accounts for its unconsolidated joint ventures using the equity method of accounting. Under generally accepted accounting principles, the equity method of accounting is appropriate for entities that are partially owned by the Partnership, but for which operations of the investee are shared with other partners. The Partnership's joint venture agreements require the consent of all partners on all key decisions affecting the operations of the underlying Property.

         Management reviews it Properties and investments in unconsolidated entities periodically (no less than once per year) for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with the carrying cost of the individual Property. If an impairment is indicated, the assets are adjusted to their fair value.

Results of Operations

         During 1999, the Partnership owned and leased 41 wholly owned Properties (including one Property which was sold in November 1999), during 2000, the Partnership owned and leased 40 wholly owned Properties (including one Property which was sold in September 2000) and during 2001, the Partnership owned and leased 40 wholly owned Properties (including three Properties which were sold during 2001). In addition, during 1999, the Partnership was a co-venturer in a joint venture arrangement that owned and leased one Property, and during 2001, and 2000, the Partnership was a co-venturer in an additional joint venture arrangement that owned and leased one Property. In addition, during 2001, 2000, and 1999, the Partnership owned and leased two Properties with affiliates of the General Partners, as tenants-in-common. In addition, during 2001, the Partnership owned and leased one additional Property with an affiliate, as tenants-in-common. As of December 31, 2001, the Partnership owned, either directly, as tenants-in-common or through a joint venture arrangement, 42 Properties which are generally subject to long-term, triple-net leases that provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $24,000 to $259,900. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For a further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership earned $2,999,582, $3,654,260, and $3,839,624, respectively, in rental income from operating leases, earned income from direct financing leases and contingent rental income from Properties wholly owned by the Partnership. Rental and earned income remained at reduced amounts during 2001 and 2000, due to the fact that PRG, the tenant of five of the Partnership's Properties, experienced financial difficulties during 2000. In January 2001, PRG terminated the lease relating to the Bucyrus, Ohio Property. As a result, at December 31, 2000, the Partnership reclassified the asset from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying amount, which resulted in a loss on termination of direct financing lease of $31,215 during the year ended December 31, 2000. In October 2001, PRG filed for bankruptcy and rejected two of the remaining four leases it had with the Partnership. As a result, the Partnership stopped recording rental revenue relating to these two Properties. The Partnership will not recognize any rental and earned income from these vacant Properties until the Properties are re-leased or the Properties are sold and the proceeds are reinvested in additional Properties. While PRG has not rejected or affirmed the remaining two leases, there can be no assurance that one or both of these leases will not be rejected in the future. The Partnership has received rental payments relating to the two Properties not rejected by the tenant from the bankruptcy date through March 15, 2002. The lost revenues resulting from the rejection of the two leases and the possible rejection of the two other leases could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Properties in a timely manner. The General Partners are currently seeking replacement tenants or purchasers for the two vacant Properties.

         In addition, rental and earned income decreased during 2001, as compared to 2000, due to the fact that in March 2001, the tenant of the Property in Las Vegas, Nevada vacated the Property and ceased restaurant operations. As a result, during 2001, the Partnership stopped recording rental revenue relating to this Property. In December 2001, the Partnership sold this Property and reinvested the majority of the net sales proceeds in an additional Property in San Antonio, Texas, as described above in "Capital Resources."

         In addition, rental and earned income decreased during 2001, as compared to 2000, as a result of the sale of the Partnership's Property in Marana, Arizona, as described in "Capital Resources." Rental and earned income are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to increase due to the fact that the Partnership reinvested these net sales proceeds in a Property with an affiliate of the General Partners, as tenants-in-common, as described above in "Capital Resources."

         The decrease in rental and earned income during 2001, was partially offset by an increase of approximately $81,500 during 2001 in contingent rental income as a result of an increase in the gross sales of certain restaurant properties, the leases of which require the payment of contingent rental income.

         The decrease in rental and earned rental income in 2001 and 2000, each as compared to the previous year, is partially attributable to the fact that in 1998 three tenants filed for bankruptcy and between 1998 and 2000 rejected the leases relating to a total of five of the seven Properties leased by these tenants. As a result, these tenants ceased making rental payments on the five rejected leases. The Partnership has continued receiving rental payments relating to the two leases not rejected by the tenants. In March 1999, the Partnership entered into a new lease with a new tenant for another one of the vacant Properties; rental payments commenced in April 1999. In November 1999, the Partnership entered into a new lease with a new tenant for one of the vacant Properties; rental payments commenced in the first quarter of 2000, thereby partially offsetting the decrease in rental and earned income. In addition, between November 1999 and November 2001, the Partnership sold three of the vacant Properties. In June 2000, the Partnership reinvested the majority of the net sales proceeds from the 1999 sale in TGIF Pittsburgh Joint Venture, as described in "Capital Resources." Rental and earned income were higher during 2000, as compared to 2001, due to the fact that during 2000, the Partnership collected and recognized as income past due rental amounts received from Long John Silver's, Inc., which filed for bankruptcy during 1998 and rejected the leases relating to two of the three Properties it leased. No such amounts were collected in 2001 or 1999. In August 1999 and June 2000, Long John Silver's, Inc. and Boston Chicken, Inc. each assumed and affirmed its one remaining lease, and the Partnership has continued receiving rental payments relating to these leases.

         In addition, for the years ended December 31, 2001, 2000, and 1999, the Partnership earned $250,885, $180,084, and $158,580, respectively, attributable to net income earned by joint ventures. The increase in net income earned by joint ventures during 2001, as compared to 2000, was partially attributable to the fact that in June 2001, the Partnership reinvested the net sales proceeds from the sale of the Property in Marana, Arizona in an additional Property in Walker, Louisiana, with an affiliate of the General Partners, as described in "Capital Resources." In addition, the increase in net income earned by joint ventures during 2001 and 2000, each as compared to the previous year, was primarily attributable to the fact that in June 2000, the Partnership reinvested the net sales proceeds it received from the 1999 sale of the Property in Lawrence, Kansas in TGIF Pittsburgh Joint Venture with affiliates of the General Partners as described in "Capital Resources."

         During 2001, two lessees of the Partnership, Golden Corral Corporation and Jack in the Box Inc., each contributed more than ten percent of the Partnership's total rental and earned income. As of December 31, 2001, Golden Corral Corporation was the lessee under leases relating to six restaurants and Jack in the Box Inc. was the lessee under leases relating to six restaurants. It is anticipated that based on the minimum rental payments required by the leases that these two tenants will each continue to contribute more than ten percent of the Partnership's total rental and earned income in 2002. In addition, three Restaurant Chains, Golden Corral, Jack in the Box, and Denny's, each accounted for more than ten percent of the Partnership's total rental and earned income during 2001. In 2002, it is anticipated that each of these Restaurant Chains will continue to contribute more than ten percent of the Partnership's rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets were $3,569,487, $2,029,088, and $1,160,324, for the years ended December 31, 2001, 2000, and 1999, respectively. The increase in operating expenses during 2001 and 2000, each as compared to the previous year, was partially due to the fact that the Partnership recorded a provision for write-down of assets of $2,290,553 and $962,971 during 2001 and 2000, respectively, relating to the vacant Properties, as described above. The provisions represented the difference between each Property's carrying value, including the accumulated accrued rental income balance, and the General Partners' estimated net realizable value for the Property. As of December 31, 2001, the Partnership has five remaining vacant Properties and is seeking replacement tenants or purchasers for these Properties.

         The increase in operating expenses during 2001 and 2000, each as compared to the previous year, was also partially due to the fact that the Partnership incurred certain expenses, such as legal fees, real estate taxes, insurance, and maintenance relating to the Properties leased by PRG, a Shoney's Property, two Boston Market Properties and two Long John Silver's Properties which became vacant during 1998, due to financial difficulties or bankruptcies, as described above. The Partnership entered into new leases with new tenants for the Shoney's Property in Las Vegas, Nevada and the Long John Silver's Properties in Celina, Ohio and Charlotte, North Carolina in February, March and November 1999, respectively. The new tenants are responsible for real estate taxes, insurance, and maintenance relating to these three Properties. In March 2001, the tenant of the Property in Las Vegas, Nevada vacated the Property and ceased restaurant operations. In December 2001, the Partnership sold this Property, as described above in "Capital Resources." In addition, in November 1999, September 2000, and November 2001, the Partnership sold the Boston Market Properties in Lawrence, Kansas, Columbia Heights, Minnesota, and St. Cloud, Minnesota, respectively. The General Partners do not anticipate that the Partnership will incur these expenses in the future for the two Properties that have been re-leased to new tenants or the four Properties that have been sold. The General Partners anticipate that the Partnership will continue to incur these expenses related to the five remaining vacant Properties until such time as the Partnership executes new leases for these Properties or until the Partnership sells the Properties and the sales proceeds are reinvested in additional Properties. The General Partners are currently seeking either new tenants or purchasers for these vacant Properties.

         The increase in operating expenses during 2001, as compared to 2000, was partially attributable to the fact that during 2001, the Partnership recorded a provision for doubtful accounts of $90,074 relating to the Properties leased to PRG, which filed for bankruptcy, as described above. The General Partners will continue to pursue collection of these past due amounts relating to these Properties. During 2000, the Partnership recorded a provision for doubtful accounts of $33,532 relating to the Property in Las Vegas, Nevada, in accordance with the Partnership's policy. In March 2001, the tenant vacated the Property and in December 2001, the Partnership sold the Property, as described above. The increase in operating expenses during 2001 was also partially attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement.

         The increase in operating expenses during 2001 and 2000, each as compared to the previous year, was partially offset by the fact that during 2000 and 1999, the Partnership incurred $32,580 and $212,093, respectively, in transaction costs relating to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with APF. On March 1, 2000, the General Partners and APF mutually agreed to terminate the merger. No such expenses were incurred during 2001. The increase in operating expenses during 2001 was partially offset by a decrease in depreciation expense as a result of the sale of four Properties during 2000 and 2001, as described above in "Capital Resources." In January 2001, the tenant of the Property in Bucyrus, Ohio terminated its lease due to financial difficulties the tenant was experiencing. As a result, at December 31, 2000, the Partnership reclassified the asset from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying amount, which resulted in a loss on termination of direct financing lease of $31,215 during the year ended December 31, 2000. No such loss was recorded in 2001 or 1999.

         As a result of the 2001 sales of the Properties in Marana, Arizona, Las Vegas, Nevada, and St. Cloud, Minnesota, and the 2000 sale of the Property in Columbia Heights, Minnesota, as described above in "Capital Resources," the Partnership recognized gains totaling of $383,637 and $88,661, during 2001 and 2000, respectively. As a result of the sale of the Property in Lawrence, Kansas, as described above in "Capital Resources," the Partnership recognized a loss of $84,478 during the year ended December 31, 1999.

         The restaurant industry, as a whole, has been one of the many industries affected by the general slowdown in the economy. While the Partnership has experienced some losses due to the financial difficulties of a limited number of restaurant operators, the General Partners remain confident in the overall performance of the fast-food and family style restaurants, the concepts that comprise the majority of the Partnership's portfolio. Industry data shows that these restaurant concepts continue to outperform and remain more stable than higher-end restaurants, which have been more adversely affected by the slowing economy.

         The Partnership's leases as of December 31, 2001, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect of the results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

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

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (FAS 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

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


Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                                         Page
                                                                         ----

Report of Independent Certified Public Accountants                        18

Financial Statements:

     Balance Sheets                                                       19

     Statements of Income                                                 20

     Statements of Partners' Capital                                      21

     Statements of Cash Flows                                          22-24

     Notes to Financial Statements                                     25-41

               Report of Independent Certified Public Accountants



To the Partners
CNL Income Fund XVI, Ltd.



In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund XVI, Ltd. (a Florida limited partnership) at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 8, 2002

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                           December 31,
                                                                   2001                    2000
                                                            -------------------     -------------------

                         ASSETS

Land and buildings on operating leases, net                        $26,023,831             $28,488,803
Net investment in direct financing leases                            2,713,964               3,887,824
Investment in joint ventures                                         3,248,973               2,143,328
Cash and cash equivalents                                              774,673               1,081,650
Receivables, less allowance for doubtful
     accounts of $755,431 and $429,262,
     respectively                                                       61,512                 440,739
Accrued rental income, less allowance for
     doubtful accounts of $48,919 in 2001 and
     2000                                                            1,450,352               1,859,347
Other assets                                                            32,097                  34,393
                                                            -------------------     -------------------

                                                                   $34,305,402            $ 37,936,084
                                                            ===================     ===================

            LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                     $   9,022              $   30,429
Accrued and escrowed real estate taxes
     payable                                                            36,398                  13,359
Distributions payable                                                  900,000                 900,000
Due to related parties                                                  17,331                 152,957
Rents paid in advance and deposits                                      50,039                  86,595
                                                            -------------------
                                                                                    -------------------
         Total liabilities                                           1,012,790               1,183,340

Partners' capital                                                   33,292,612              36,752,744
                                                            -------------------     -------------------

                                                                   $34,305,402             $37,936,084
                                                            ===================     ===================


                See accompanying notes to financial statements.


                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                                 Year Ended December 31,
                                                                        2001               2000               1999
                                                                   ----------------   ----------------   ---------------

Revenues:
     Rental income from operating leases                               $ 2,733,412        $ 3,171,534       $ 3,281,281
     Earned income from direct financing leases                            266,170            482,726           558,343
     Interest income                                                        34,797             45,310            49,008
     Other income                                                           40,454              6,585            12,598
                                                                   ----------------   ----------------   ---------------
                                                                         3,074,833          3,706,155         3,901,230
                                                                   ----------------   ----------------   ---------------
Expenses:
     General operating and administrative                                  340,748            187,861           183,150
     Provision for doubtful accounts                                        90,074             33,532                --
     Professional services                                                 110,378             80,343            53,282
     Management fees to related parties                                     30,726             36,605            37,385
     Real estate taxes                                                     123,675             50,966            59,895
     State and other taxes                                                  30,716             27,356            25,599
     Loss on termination of direct financing lease                              --             31,215                --
     Depreciation and amortization                                         552,617            585,659           588,920
     Provision for write-down of assets                                  2,290,553            962,971                --
     Transaction costs                                                          --             32,580           212,093
                                                                   ----------------   ----------------   ---------------
                                                                         3,569,487          2,029,088         1,160,324
                                                                   ----------------   ----------------   ---------------
Income (Loss) Before Gain (Loss) on Sale of Assets and
     Equity in Earnings of Joint Ventures                                 (494,654  )       1,677,067         2,740,906

Gain (Loss) on Sale of Assets                                              383,637             88,661           (84,478  )

Equity in Earnings of Joint Ventures                                       250,885            180,084           158,580
                                                                   ----------------   ----------------   ---------------

Net Income                                                              $  139,868        $ 1,945,812       $ 2,815,008
                                                                   ================   ================   ===============

Allocation of Net Income
     General partners                                                      $    --            $    --        $   28,717
     Limited partners                                                      139,868          1,945,812         2,786,291
                                                                   ----------------   ----------------   ---------------
                                                                           139,868        $ 1,945,812       $ 2,815,008
                                                                   ================   ================   ===============

Net Income Per Limited Partner Unit                                      $    0.03          $    0.43         $    0.62
                                                                   ================   ================   ===============

Weighted Average Number of
     Limited Partner Units Outstanding                                   4,500,000          4,500,000         4,500,000
                                                                   ================   ================   ===============



                 See accompanying notes to financial statements.





                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2001, 2000, and 1999

                                         General Partners                                           Limited Partners
                               --------------------------------------   ---------------------------------------------------------
                                                       Accumulated                                               Accumulated
                                  Contributions         Earnings         Contributions       Distributions         Earnings
                                ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 1998            $     1,000        $   130,300       $  45,000,000      $ (13,423,017 )     $  12,873,641

    Distributions to limited
       partners ($0.80 per
       limited partner unit)                   --                 --                  --         (3,600,000 )                --
    Net income                                 --             28,717                  --                 --           2,786,291
                                ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 1999                  1,000            159,017          45,000,000        (17,023,017 )        15,659,932

    Distributions to limited
       partners ($0.80 per
       limited partner unit)                   --                 --                  --         (3,600,000 )                --
    Net income                                 --                 --                  --                 --           1,945,812
                                ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2000                  1,000            159,017          45,000,000        (20,623,017 )        17,605,744

    Distributions to limited
       partners ($0.80 per
       limited partner unit)                   --                 --                  --         (3,600,000 )                --
    Net income                                 --                 --                  --                 --             139,868
                                ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2001            $     1,000        $   159,017       $  45,000,000      $ (24,223,017 )     $  17,745,612
                                ==================   ================   =================   ================   =================

 Limited Partners
  ---------------
   Syndication
      Costs            Total
  --------------   --------------

   $ (5,390,000 )    $39,191,924



             --       (3,600,000 )
             --        2,815,008
  --------------   --------------

     (5,390,000 )     38,406,932



             --       (3,600,000 )
             --        1,945,812
  --------------   --------------

     (5,390,000 )     36,752,744



             --       (3,600,000 )
             --          139,868
  --------------   --------------

   $ (5,390,000 )    $33,292,612
  ==============   ==============



  See accompanying notes to financial statements.




                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                               Year Ended December 31,
                                                                      2001                2000              1999
                                                                 ----------------    ---------------    --------------

Increase (Decrease) in Cash and Cash Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                  $ 3,185,370         $3,366,743        $3,341,862
         Distributions from joint venture                                279,357            187,637           170,697
         Cash paid for expenses                                         (776,156 )         (428,209 )        (410,336 )
         Interest received                                                34,797             39,526            49,008
                                                                 ----------------    ---------------    --------------
             Net cash provided by operating activities
                                                                       2,723,368          3,165,697         3,151,231
                                                                 ----------------    ---------------    --------------

      Cash Flows from Investing Activities:
         Proceeds from sale of assets                                  2,851,675            575,778           667,311
         Additions to land and buildings on operating
           leases                                                     (1,147,903 )         (183,500 )              --
         Investment in direct financing leases                                --                 --                --
         Investment in joint ventures                                 (1,134,117 )         (500,021 )        (158,512 )
         Payment of lease costs                                               --            (14,057 )         (25,866 )
                                                                 ----------------    ---------------    --------------
             Net cash provided by (used in)
                investing activities                                     569,655           (121,800 )         482,933
                                                                 ----------------    ---------------    --------------

      Cash Flows from Financing Activities:
         Proceeds from loan from corporate
             general partner                                             300,000                 --                --
         Repayment of loan from corporate general
             partner                                                    (300,000 )               --                --
         Distributions to limited partners                            (3,600,000 )       (3,600,000 )      (3,600,000 )
                                                                 ----------------    ---------------    --------------
             Net cash used in financing activities                    (3,600,000 )       (3,600,000 )      (3,600,000 )
                                                                 ----------------    ---------------    --------------

Net Increase (Decrease) in Cash and Cash    Equivalents
                                                                        (306,977 )         (556,103 )          34,164

Cash and Cash Equivalents at Beginning of Year                         1,081,650          1,637,753         1,603,589
                                                                 ----------------    ---------------    --------------

Cash and Cash Equivalents at End of Year                              $  774,673         $1,081,650        $1,637,753
                                                                 ================    ===============    ==============

                See accompanying notes to financial statements.



                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                               Year Ended December 31,
                                                                      2001               2000              1999
                                                                 ---------------    ---------------    --------------

Reconciliation of Net Income to Net Cash
    Provided by Operating Activities:

      Net Income                                                      $ 139,868         $1,945,812        $2,815,008
                                                                 ---------------    ---------------    --------------
      Adjustments to reconcile net income to net cash
         provided by operating activities:
             Depreciation                                               549,520            572,650           586,122
             Amortization                                                 3,097             13,009             2,798
             Provision for doubtful accounts                             90,074             33,532                --
             Loss on termination of direct
                financing lease                                              --             31,215                --
             Equity in earnings of joint ventures,
                net of distributions                                     28,472              7,553            12,117
             Loss (gain) on sale of assets                             (383,637 )          (88,661 )          84,478
             Provision for write-down of assets                       2,290,553            962,971                --
             Decrease (increase) in receivables                         289,153           (186,514 )        (220,782 )
             Decrease in net investment in direct
                financing leases                                         52,904             52,973            41,327
             Decrease (increase) in accrued rental
                income                                                 (165,285 )         (212,436 )        (327,785 )
             Increase in other assets                                      (801 )            4,294               624
             Increase (decrease) in accounts
                payable and accrued and escrowed
                real estate taxes payable                                 1,632            (93,185 )         127,994
             Increase (decrease) in due to related
                parties                                                (135,626 )           79,104            47,377
             Increase (decrease) in rents paid in
                advance and deposits                                    (36,556 )           43,380           (18,047 )
                                                                 ---------------    ---------------    --------------
                  Total adjustments                                   2,583,500          1,219,885           336,223
                                                                 ---------------    ---------------    --------------

Net Cash Provided by Operating Activities                            $2,723,368         $3,165,697        $3,151,231
                                                                 ===============    ===============    ==============




                See accompanying notes to financial statements.


                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                      Years Ended December 31,
                                                              2001               2000              1999
                                                         ---------------    ---------------    --------------

Supplemental Schedule of Non-Cash Financing
    Activities:

      Distributions declared and unpaid at
         December 31                                          $ 900,000          $ 900,000         $ 900,000
                                                         ===============    ===============    ==============



                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


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

         The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50% shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

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

                  Years Ended December 31, 2001, 2000, and 1999


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

         When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

         Investment in Joint Ventures - The Partnership's investments in TGIF Pittsburgh Joint Venture and Columbus Joint Venture and the properties in Fayetteville, North Carolina, Memphis, Tennessee, and Walker, Louisiana each of which is held as tenants-in-common with affiliates, are accounted for using the equity method since the joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


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

         Lease Costs - Other assets include brokerage fees associated with negotiating a new lease which are amortized over the term of the new lease using the straight-line method.

         Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment. See "Income Taxes" footnote for a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes.

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

         Reclassifications - Certain items in the prior year's financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on partners' capital or net income.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:

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

         Statement of Financial Accounting Standards No. 141 ("FAS 141") and Statement of Financial Accounting Standards No. 142 ("FAS 142") - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (FAS
         141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         Statement of Financial Accounting Standards No. 144 ("FAS 144") - In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


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

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and buildings on operating leases consisted of the following at December 31:

                                                2001             2000
                                           ---------------   --------------

         Land                                $ 13,669,798     $ 14,676,445
         Buildings                             15,651,741       16,773,771
                                           ---------------   --------------
                                               29,321,539       31,450,216
         Less accumulated depreciation         (3,297,708 )     (2,961,413 )
                                           ---------------   --------------

                                             $ 26,023,831     $ 28,488,803
                                           ===============   ==============

         During the year ended December 31, 2000, the Partnership established a provision for write-down of assets of $456,824 relating to a Boston Market property located in St. Cloud, Minnesota. The tenant for this property filed for bankruptcy and discontinued the payment of rents. The provision represented the difference between the net carrying value of the property at December 31, 2000 and the general partners' estimated net realizable value for the property. During 2001, the Partnership increased the provision by $25,305. In November 2001, the Partnership sold this property to an unrelated third

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         party for approximately $664,500 and received net sales proceeds of approximately $647,400, resulting in a gain on sale of assets of $100,672.

         During 2000, the Partnership established a provision for write-down of assets of $400,492 relating to its Boston Market property in Columbia Heights, Minnesota. The tenant of this property filed for bankruptcy and discontinued the payment of rents. In September 2000, the Partnership sold its property in Columbia Heights, Minnesota, to a third party for $584,000 and received net sales proceeds of approximately $575,800, resulting in a gain of approximately $88,700.

         In March 2001, the Partnership sold its property in Marana, Arizona for approximately $1,151,000 and received net sales proceeds of approximately $1,145,000, resulting in a total gain of approximately $281,100 (see Note 4).

         During the year ended December 31, 2001, the Partnership established a provision for write-down of assets of $382,366 relating to its property in Bucyrus, Ohio. The tenant of this property vacated the property and ceased restaurant operations. The provision represented the difference between the net carrying value of the property and the general partners' estimated net realizable value of the property.

         During 2001, the Partnership established a provision for write-down of assets of $248,802 relating to a Big Boy property in Las Vegas, Nevada. The tenant of this property experienced financial difficulties, ceased restaurant operations and vacated the property. The provision represented the difference between the carrying value of the property, including the accumulated accrued rental income balance and the general partners' estimate of net realizable value for the property. In December 2001, the Partnership sold this property to an unrelated third party for approximately $1,094,000 and received net sales proceeds of approximately $1,059,300, resulting in a gain on sale of assets of $1,902. In December 2001, the Partnership reinvested these net sales proceeds in a property in San Antonio, Texas at an approximate cost of $1,147,900. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 9).

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         In addition, during 2001, the Partnership established a provision for write-down of assets of $1,469,778. The provision represented the difference between the carrying value of each property, including the accumulated accrued rental income balance and the general partners' estimate of net realizable value for each respective property. The tenant of these properties, Phoenix Restaurant Group, Inc. and its subsidiaries (collectively referred to as "PRG"), experienced financial difficulties and in October 2001, filed for Chapter 11 bankruptcy protection and rejected the leases relating to the Properties in Salina, Kansas and Mesquite, Texas.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2001:

                         2002                                  $ 2,917,934
                         2003                                    2,942,387
                         2004                                    2,978,828
                         2005                                    3,119,980
                         2006                                    3,155,690
                         Thereafter                             22,209,320
                                                         ------------------

                                                              $ 37,324,139
                                                         ==================

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

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


4.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                                  2001             2000
                                              -------------     ------------

               Minimum lease payments
                    receivable                 $ 4,799,563      $ 7,496,712
               Estimated residual values           957,216        1,261,543
               Less unearned income             (3,042,815 )     (4,870,431 )
                                              -------------
                                                                ------------
               Net investment in direct
                    financing leases           $ 2,713,964      $ 3,887,824
                                              =============     ============

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2001:

                     2002                                  $ 351,161
                     2003                                    355,644
                     2004                                    356,299
                     2005                                    356,961
                     2006                                    357,629
                     Thereafter                            3,021,869
                                                     ----------------

                                                          $4,799,563
                                                     ================

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

         During the year ended December 31, 2000, the tenant of the Denny's property in Bucyrus, Ohio terminated its lease due to financial difficulties. As a result, the Partnership reclassified the asset from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying amount. A loss on termination of direct financing lease of $31,215 was recorded.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


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

         During 2001, the Partnership established a provision for loss in the carrying value of $164,302 relating to a Denny's property in Salina, Kansas. The provision represented the difference between the carrying value of the property and the general partners' estimate of net realizable value for the property. The tenant of this property, PRG, experienced financial difficulties and rejected the lease relating to this property (see Note 3). As a result, during 2001, the Partnership reclassified the building portion of the property from a net investment in direct financing lease to an operating lease. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases" the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying value. No loss on termination of direct financing leases was recorded.

5.       Investment in Joint Ventures:
         ----------------------------

         The Partnership has a 32.35%, an 80.44%, and a 40.42% interest in the profits and losses of Columbus Joint Venture, a property in Fayetteville, North Carolina and a property in Memphis, Tennessee, held as tenants-in-common, respectively. The remaining interests in the joint venture and the properties held as tenants in common are held by affiliates of the Partnership which have the same general partners.

         In June 2000, the Partnership used the majority of the net sales proceeds received from the 1999 sale of the property in Lawrence, Kansas, to invest in a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XV, Ltd., and CNL Income Fund XVIII, Ltd., each a Florida limited partnership and an affiliate of the general partners, to purchase and hold one restaurant property. As of December 31, 2001, the Partnership owned a 19.72% interest in the profits and losses of the joint venture.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         In June 2001, the Partnership reinvested the sales proceeds it received from the sale of property in Marana, Arizona, in an additional property in Walker, Louisiana, as tenants-in-common, with CNL Income Fund VIII, Ltd., a Florida limited partnership and affiliate of the general partners. As of December 31, 2001, the Partnership had contributed approximately $1,134,100 for an 83% interest in the profit and losses of the property.

         Columbus Joint Venture, TGIF Pittsburgh Joint Venture and the Partnership and affiliates, as tenants-in-common in three separate tenancy-in-common arrangements, each own and lease one property to operators of national fast-food and family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at December 31:

                                                   2001             2000
                                               -------------    -------------
             Land and buildings on operating
                 leases, net                    $ 6,921,194      $ 5,682,834
             Cash                                    11,544           50,478
             Accrued rental income                  246,192          160,331
             Other assets                             1,160              413
             Liabilities                             23,698           21,173
             Partners' capital                    7,156,392        5,872,883
             Revenues                               747,735          530,177
             Net income                             613,259          432,495

         The Partnership recognized income totaling $250,885, $180,084, and $158,580, for the years ended December 31, 2001, 2000, and 1999, respectively, from the joint ventures and the properties held as tenants-in-common with affiliates of the general partners.

6.       Receivables:
         -----------

         During the year ended December 31, 1999, the Partnership accepted a promissory note from the former tenant of the Shoney's property in Las Vegas, Nevada, in the amount of $52,191 representing real estate taxes previously recorded as an expense by the Partnership and past due rental and other amounts, which had been included in receivables for financial statement purposes and for which the Partnership had established an allowance for doubtful accounts. Payments are due in 60 monthly installments of $1,220 including interest at a rate of ten percent per annum, commencing

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


6.       Receivables:
         -----------

         on March 1, 2000, at which time, all accrued and unpaid interest amounts were capitalized into the principal balance of the note. Due to the uncertainty of collection of the note, the Partnership established an allowance for doubtful accounts. As of December 31, 2001 and 2000, the balance in the allowance for doubtful accounts relating to this promissory note was $63,954 and $62,751, respectively including accrued interest of $6,117 and $4,914, respectively.

7.       Allocations and Distributions:
         -----------------------------

         From inception through December 31, 1999, generally, net income and losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99% to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99% to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners shall be subordinated to receipt by the limited partners of an aggregate, eight percent, cumulative, noncompounded annual return on their invested capital contributions (the "Limited Partners' 8% Return").

         From inception through December 31, 1999, generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their Limited Partners' 8% Return, plus the return of their adjusted capital contributions. The general partners then received, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95% to the limited partners and five percent to the general partners. Any gain from the sale of a property, not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property was, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95% to the limited partners and five percent to the general partners.

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

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


7.       Allocations and Distributions - Continued:
         -----------------------------------------

         fourth, after allocations of net income, gains and/or losses, to the partners with positive capital account balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95% to the limited partners and five percent to the general partners.

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2001 and 2000.

         During each of the years ended December 31, 2001, 2000, and 1999 the Partnership declared distributions to the limited partners of $3,600,000. No distributions have been made to the general partners to date.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


8.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                   2001             2000              1999
                                                               --------------   --------------   ---------------

             Net income for financial reporting purposes          $  139,868      $ 1,945,812       $ 2,815,008

             Depreciation for financial reporting purposes
                  in excess of depreciation for tax
                  reporting purposes                                  40,740           38,747            38,885

             Provision for write-down of assets                    2,290,553          962,971                --

               Direct financing leases recorded as operating
                  leases for tax reporting purposes                   52,904           52,973            41,327

             Loss on termination of direct financing leases               --           31,215                --

             Equity in earnings of joint ventures for financial
                  reporting purposes in excess of equity in
                  earnings of joint ventures for tax reporting
                  purposes                                           (15,881 )         (7,155 )          (9,081 )

             Gain on sale of assets for financial reporting
                  purposes in excess of gain for tax reporting
                  purposes                                          (993,358 )       (430,205 )         (17,919 )

             Allowance for doubtful accounts                         326,169          338,368             1,072

             Accrued rental income                                  (165,285 )       (212,436 )        (327,785 )

             Rents paid in advance                                   (22,056 )         43,380           (20,042 )

             Capitalization (deduction) of transaction costs
                  for tax reporting purposes                              --         (236,745 )         212,093
                                                               --------------   --------------   ---------------

             Net income for federal income tax purposes          $ 1,653,654      $ 2,526,925       $ 2,733,558
                                                               ==============   ==============   ===============


                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


9.       Related Party Transactions:
         --------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP (the "Advisor") is a wholly owned subsidiary of CNL American Properties Fund, Inc. ("APF"). CNL Fund Advisors, Inc., a majority owned subsidiary of CNL Financial Group, Inc. until it merged with and into APF effective September 1, 1999, served as the Partnership's advisor until it assigned its rights in and obligations under a management agreement with the Partnership to the Advisor effective July 1, 2000. The individual general partners are stockholders and directors of APF.

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisor an annual management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Affiliates. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Affiliates shall determine. The Partnership incurred management fees of $30,726, $36,605, and $37,385, for the years ended December 31, 2001, 2000, and 1999, respectively.

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

                  Years Ended December 31, 2001, 2000, and 1999


9.       Related Party Transactions - Continued:
         --------------------------------------

         During the years ended December 31, 2001, 2000, and 1999, the Partnership's advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis, including services during 2000 and 1999 relating to the proposed and terminated merger. The Partnership incurred $243,206, $109,898, and $138,583, for the years ended December 31, 2001, 2000, and 1999, respectively, for such services.

         In December 2001, the Partnership acquired a property located in San Antonio, Texas from CNL Funding 2001-A, LP, for a purchase price of approximately $1,147,900 (see Note 3). CNL Funding 2001-A, LP is a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the property, including closing costs.

         The amount due to related parties at December 31, 2001 and 2000 totaled $17,331 and $152,957, respectively.

10.      Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental income from joint ventures and properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                                                              2001                  2000                 1999
                                                        -----------------     -----------------    -----------------

          Golden Corral Corporation                           $1,023,304             $ 931,631            $ 968,456
          Jack in the Box Inc.
                (formerly known as Foodmaker, Inc.)
                                                                 621,879               556,365              556,610

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


10.      Concentration of Credit Risk - Continued:
         ----------------------------------------

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental income from joint ventures and properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                                         2001              2000         1999
                                      ------------     -----------   ----------

         Golden Corral Family
             Steakhouse Restaurants   $ 1,023,304       $ 931,631    $ 968,456
         Jack in the Box                  621,879         556,365      556,610
         Denny's                          402,615         946,399    1,143,192

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

         On October 31, 2001, PRG a tenant of the Partnership, filed for Chapter 11 bankruptcy protection, and rejected the leases relating to two of the four properties it leased from the Partnership. The Partnership will not recognize any rental and earned income from the two vacant properties until new tenants for the properties are located, or until the properties are sold and the proceeds from such sales are reinvested in additional properties.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


11.      Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2001 and 2000:

             2001 Quarter               First             Second             Third             Fourth              Year
        -----------------------    ----------------   ---------------    ---------------   ----------------   ---------------

        Revenues (1)                    $  879,556        $  806,754         $  803,022         $  836,386       $ 3,325,718
        Net income (loss)                  554,592          (103,155 )       (1,059,971 )          748,402           139,868
        Net income (loss)
            per limited
            partner unit                      0.12             (0.02 )            (0.23 )             0.16              0.03

             2000 Quarter               First             Second             Third             Fourth              Year
        -----------------------    ----------------   ---------------    ---------------   ----------------   ---------------

        Revenues (1)                    $  947,390       $ 1,038,220         $  842,921        $ 1,057,708       $ 3,886,239
        Net income                         236,047           169,575            671,811            868,379         1,945,812
        Net income per
            limited partner
            unit                              0.05              0.04               0.15               0.19              0.43

         (1)      Revenues include equity in earnings of the joint ventures.

         (2) Revenues have been adjusted to reclassify any reversals of accrued rental income to provision for write-down of assets. This reclassification had no effect on total net income.

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

         James M. Seneff, Jr., age 55. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 54. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, President and Treasurer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, President and Treasurer of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 46. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 38. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2002, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2002, the beneficial ownership interests of the General Partners in the Registrant.

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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2001, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2001
---------------------------------      --------------------------------------      ------------------------------

Reimbursement  to affiliates for       Operating  expenses are reimbursed at       Accounting  and
operating expenses                     the  lower  of  cost  or  90%  of the       admini-strative  services:
                                       prevailing  rate at which  comparable       $243,206
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

Annual management fee to               One  percent  of  the  sum  of  gross                  $30,726
affiliates                             revenues   from   Properties   wholly
                                       owned by the Partnership plus the
                                       Partnership's allocable share of
                                       gross revenues of joint ventures in
                                       which    the    Partnership    is   a
                                       co-venturer.   The  management   fee,
                                       which will not exceed competitive
                                       fees for comparable services in the
                                       same geographic area, may or may not
                                       be  taken,  in whole or in part as to
                                       any year, in the sole discretion of
                                       the  affiliates.  All of any  portion
                                       of the management fee not taken as
                                       to any fiscal year shall be deferred
                                       without interest and may be taken in
                                       such   other   fiscal   year  as  the
                                       affiliates shall determine.





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2001
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





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2001
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

In addition, during 2001 the Partnership acquired a Property from CNL Funding 2001-A, LP, which is an affiliate of the General Partners. The aggregate purchase price paid for this Property was approximately $1,147,900. CNL Funding 2001-A, LP is a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the property, including closing costs.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2001 and 2000

                  Statements of Income for the years ended December 31, 2001,
                    2000, and 1999

                  Statements of Partners' Capital for the years ended December
                    31, 2001, 2000, and 1999

                  Statements of Cash Flows for the years ended December 31,
                    2001, 2000, and 1999

                  Notes to Financial Statements

         2.  Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000, and 1999

                  Schedule III - Real Estate and Accumulated Depreciation at
                    December 31, 2001

                  Notes to Schedule III - Real Estate and Accumulated
                    Depreciation at December 31, 2001

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

               10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as
                       Exhibit 10.4 to Form 10-Q filed with the Securities Exchange Commission on August 13, 2001, and incorporated herein by reference).

         (b) The Registrant filed no reports on Form 8-K during the period October 1, 2001 through December 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 2002.


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

               Signature                                  Title                                  Date
               ---------                                  -----                                  ----



/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 25, 2002
------------------------------------     (Principal   Financial  and  Accounting
Robert A. Bourne                         Officer)


/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 25, 2002
------------------------------------     (Principal Executive Officer)
James M. Seneff, Jr.


                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2001, 2000, and 1999

                                                            Additions                           Deductions
                                                  --------------------------------    -------------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                   Balance at       Charged to       Charged to           Deemed          mined to       Balance
                                    Beginning       Costs and           Other           Uncollec-          be Col-       at End
  Year          Description          of Year         Expenses         Accounts            tible           lectible       of Year
----------    -----------------   --------------  ---------------  ----------------    -------------     ------------  ------------

  1999        Allowance for
                  doubtful
                  accounts (a)        $  89,822          $    --        $   66,899 (b)    $  59,241 (c)      $   488      $ 96,992
                                  ==============  ===============  ================    =============     ============  ============

  2000        Allowance for
                  doubtful
                  accounts (a)        $  96,992       $   42,688        $  489,975 (b)    $   3,171 (c)    $ 148,303     $ 478,181
                                  ==============  ===============  ================    =============     ============  ============

  2001        Allowance for
                  doubtful
                  accounts (a)        $ 478,181       $  198,086        $  544,282 (b)    $ 416,199 (c)       $   --     $ 804,350
                                  ==============  ===============  ================    =============     ============  ============


  (a)  Deducted from receivables and accrued rental income on the balance sheet.

  (b)  Reduction of rental, earned and other income.

  (c)  Amounts written off as uncollectible.

                                  CNL INCOME FUND XVI, LTD.
                               (A Florida Limited Partnership)
                    SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                       December 31, 2001


                                                                     Costs Capitalized
                                                                       Subsequent To
                                               Initial Cost            Acquisition
                                          -----------------------  ---------------------
                            Encum-                    Buildings and Improve-     Carrying
                            brances          Land      Improvements   ments      Costs
                           ----------     ----------- -------------------------  -------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Arby's Restaurant:
      Indianapolis, Indiana    -            $315,276    $591,993             -        -

    Checkers Drive-In Restaurants:
      Conyers, Georgia         -             363,553           -             -        -
      Lake Worth, Florida      -             325,301           -             -        -
      Ocala, Florida           -             289,578           -             -        -
      Pompano Beach, Florida   -             373,491           -             -        -
      Tampa, Florida           -             372,176           -             -        -
      Tampa, Florida           -             221,715           -             -        -

    Denny's Restaurants:
      Idaho Falls, Idaho       -             552,186           -       692,274        -
      Branson, Missouri (o)    -           1,160,979           -     1,010,688        -
      Bucyrus, Ohio (p)        -             139,003     429,052             -        -
      Dover, Ohio              -             266,829           -             -        -
      Salina, Kansas (i)       -             261,154           -       450,724        -
      Moab, Utah               -             435,927           -             -        -
      Mesquite, Texas (r)      -             403,548     650,659             -        -
      Temple, Texas (q)        -             306,866     677,659             -        -

    Golden Corral Family
      Steakhouse Restaurants:
          Fort  Collins, Colora-o            566,943           -     1,122,500        -
          Hickory, North Caroli-a (h)        761,108           -     1,001,893        -
          Independence, Missour- (h)         781,761           -     1,147,538        -
          Baytown, Texas       -             446,240           -       971,766        -
          Rosenburg, Texas     -             320,133           -       804,428        -
          Farmington, New Mexic- (m)         523,584           -       870,136        -

     IHOP Restaurant:
      Ft. Worth, Texas         -             364,634     554,302             -        -

    Jack in the Box Restaurants:
      Brownsville, Texas       -             553,671           -       658,282        -
      Grand Prairie, Texas     -             439,950           -       636,524        -
      Rancho Cordova, Californi- (h)         401,302     595,722             -        -
      Temple City, California (-)            744,493     225,404             -        -
      Texas City, Texas (h)    -             403,476     568,053             -        -

    KFC Restaurant:
      Concordia, Missouri      -             188,759           -       434,369        -

    Long John Silver's Restaurants:
      Copperas Cove, Texas     -             162,000           -             -        -
      Kansas City, Missouri    -             370,204           -       433,058        -
      Silver City, New Mexico  -             116,767     183,174             -        -

    Taco Cabana Restaurant:
      San Antonio, Texas                     442,285     705,618             -        -

    Wendy's Old Fashioned
      Hamburgers Restaurant:
         Washington, District of
         Columbia              -             393,963     567,625             -        -

    Other:
      Celina, Ohio (l)         -             109,130           -       158,888        -
      Charlotte, North Carolina-             313,200           -       415,695        -
                                          ----------- -----------  ------------  -------


                                          $14,191,185 $5,749,261   $10,808,763        -
                                          =========== ===========  ============  =======

Property in Which the Partnership
   has an 80.44% Interest as
   Tenants-in-Common
   and has Invested in Under
   an Operating Lease:

         Boston Market Restaurant:
           Fayetville, North Ca-olina (h)   $377,800    $587,700             -        -
                                          =========== ===========  ============  =======

Property in Which the Partnership
   has a 40.42% Interest as Tenants-
   in-Common and has Invested in
   Under an Operating Lease:

         IHOP Restaurant:
           Memphis, Tennessee  -            $678,890    $825,076             -        -
                                          =========== ===========  ============  =======


Property of Joint Venture in
    Which the Partnership has a
    32.35% Interest and has Invested
     in Under an Operating Lease:

         Arby's Restaurant:
           Columbus, Ohio      -            $406,976           -      $498,804        -
                                          =========== ===========  ============  =======

Property of Joint Venture in
    Which the Partnership has a
    19.72% Interest and has Invested
     in Under an Operating Lease:

         T.G.I. Friday's Restaurant:
           Homestead, Pennsylva-ia        $1,036,297  $1,499,295             -        -
                                          =========== ===========  ============  =======

Property in Which the Partnership
   has an 83% Interest as Tenants-
   in-Common and has Invested in
   Under an Operating Lease:

         Jack in the Box Restaurant:
           Walker, Louisiana   -            $505,160    $861,245             -        -
                                          =========== ===========  ============  =======
                                                                                   -
Properties the Partnership has
    Invested in Under Direct
    Financing Leases:

         Boston Market Restaurant:
           Indianapolis, Indian- (j)        $184,014    $577,320             -        -

         Denny's Restaurants:
           Dover, Ohio         -                   -     200,612       236,270        -
           Moab, Utah          -                   -           -       718,578        -

         Long John Silver's Restaurants:
           Clovis, New Mexico  -             127,607     425,282             -        -
           Copperas Cove, Texas-                   -     424,319             -        -

                                          ----------- -----------  ------------  -------

                                            $311,621  $1,627,533      $954,848        -
                                          =========== ===========  ============  =======




  Net Cost Basis at Which                                             Life on Which
  Carried at Close of Period (g)                                     Depreciation in
--------------------------------------             Date               Latest Income
              Buildings and            Accumulated of Con-  Date      Statement is
   Land       Improvements   Total     DepreciationstructioAcquired     Computed
------------  -----------  ----------- ----------  ---------------    ------------






   $315,276     $591,993     $907,269   $125,711    1978   08/95          (c)


    363,553            -      363,553         (b)    -     12/94          (b)
    325,301            -      325,301         (b)    -     12/94          (b)
    289,578            -      289,578         (b)    -     12/94          (b)
    373,491            -      373,491         (b)    -     12/94          (b)
    372,176            -      372,176         (b)    -     12/94          (b)
    221,715            -      221,715         (b)    -     12/94          (b)


    552,186      692,274    1,244,460    150,437    1995   01/95          (c)
    951,757      801,464    1,753,221    201,759    1995   03/95          (c)
     62,530      123,159      185,689     11,978    1973   03/95          (n)
    266,829           (d)     266,829         (e)   1971   03/95          (e)
    261,154      450,724      711,878      4,662    1995   04/95          (e)
    435,927           (d)     435,927         (e)   1995   06/95          (e)
    167,856      414,967      582,823    134,147    1995   08/95          (c)
    306,866      522,185      829,051    140,931    1975   08/95          (c)



    566,943    1,122,500    1,689,443    254,510    1995   10/94          (c)
    761,108    1,001,893    1,763,001    233,867    1994   11/94          (c)
    781,761    1,147,538    1,929,299    267,864    1994   11/94          (c)
    446,240      971,766    1,418,006    218,333    1995   01/95          (c)
    320,133      804,428    1,124,561    172,352    1995   05/95          (c)
    523,584      870,136    1,393,720    168,132    1996   01/96          (c)


    364,634      554,302      918,936    107,608    1994   03/96          (c)


    553,671      658,282    1,211,953    152,923    1995   10/94          (c)
    439,950      636,524    1,076,474    143,857    1995   10/94          (c)
    401,302      595,722      997,024    142,375    1985   10/94          (c)
    744,493      225,404      969,897     53,871    1984   10/94          (c)
    403,476      568,053      971,529    135,762    1991   10/94          (c)


    188,759      434,369      623,128     88,897    1995   09/95          (c)


    162,000           (d)     162,000         (e)   1994   12/94          (e)
    370,204      433,058      803,262     97,913    1995   12/94          (c)
    116,767      183,174      299,941     37,053    1982   12/95          (c)


    442,285      705,618    1,147,903      1,960    1995   12/01          (c)




    393,963      567,625      961,588    133,275    1983   12/94          (c)


    109,130      158,888      268,018     24,807    1995   10/94          (k)
    313,200      415,695      728,895     92,724    1995   12/94          (c)
------------  -----------  ----------- ----------


$13,669,798   $15,651,741  $29,321,539 $3,297,708
============  ===========  =========== ==========








   $377,800     $587,700     $965,500   $102,718    1996   10/96          (c)
============  ===========  =========== ==========







   $678,890     $825,076   $1,503,966   $109,151    1997   01/98          (c)
============  ===========  =========== ==========








   $406,976     $498,804     $905,780    $50,561    1999   08/98          (c)
============  ===========  =========== ==========







 $1,036,297   $1,499,295   $2,535,592    $79,267    2000   06/00          (c)
============  ===========  =========== ==========







   $505,160     $861,245   $1,366,405    $14,352    2001   06/01          (c)
============  ===========  =========== ==========






         (d)          (d)          (d)        (f)   1995   05/95          (f)


          -           (d)          (d)        (e)   1971   03/95          (e)
          -           (d)          (d)        (e)   1995   06/94          (e)


         (d)          (d)          (d)        (f)   1976   12/94          (f)
          -           (d)          (d)        (e)   1994   12/94          (e)






                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2001


(a) Transactions in real estate and accumulated depreciation during 2001, 2000, and 1999, are summarized as follows:

                                                                                         Accumulated
                                                                         Cost            Depreciation
                                                                    ----------------   -----------------
            Properties the Partnership has Invested
              in Under Operating Leases:

                 Balance, December 31, 1998                            $ 32,157,741        $  1,942,192
                 Reclassified from direct financing leases                  780,454                  --
                 Acquisitions                                               150,000                  --
                 Dispositions                                              (779,180 )           (23,630 )
                 Depreciation expense                                            --             586,122
                                                                    ----------------   -----------------

                 Balance, December 31, 1999                              32,309,015           2,504,684
                 Reclassified from direct financing leases                  568,055                  --
                 Acquisitions                                                33,500                  --
                 Dispositions                                              (603,038 )                --
                 Provision for write-down of assets                        (857,316 )          (115,921 )
                 Depreciation expense                                            --             572,650
                                                                    ----------------   -----------------

                 Balance, December 31, 2000                              31,450,216           2,961,413
                 Reclassified from direct financing leases                  450,724                  --
                 Acquisitions                                             1,147,903                  --
                 Dispositions                                            (2,035,632 )          (213,225 )
                 Provision for write-down of assets                      (1,686,521 )                --
                 Depreciation expense                                            --             549,520
                                                                    ----------------   -----------------

                 Balance, December 31, 2001                            $ 29,326,690        $  3,297,708
                                                                    ================   =================




                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001

                                                                                                Accumulated
                                                                               Cost            Depreciation
                                                                          ----------------    ----------------

            Property in Which the Partnership has an 80.44% Interest as
              Tenants-in-Common and has Invested in Under an Operating Lease:

                 Balance, December 31, 1998                                   $   965,500         $    43,948
                 Depreciation expense                                                  --              19,590
                                                                          ----------------    ----------------

                 Balance, December 31, 1999                                       965,500              63,538
                 Depreciation expense                                                  --              19,590
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                       965,500              83,128
                 Depreciation expense                                                  --              19,590
                                                                          ----------------    ----------------

                 Balance, December 31, 2001                                   $   965,500         $   102,718
                                                                          ================    ================

            Property in Which the Partnership has a 40.42% Interest as
              Tenants-in-Common and has Invested in Under an Operating Lease:

                 Balance, December 31, 1998                                  $  1,503,966         $    26,642
                 Depreciation expense                                                  --              27,503
                                                                          ----------------    ----------------

                 Balance, December 31, 1999                                     1,503,966              54,145
                 Depreciation expense                                                  --              27,503
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                     1,503,966              81,648
                 Depreciation expense                                                  --              27,503
                                                                          ----------------    ----------------

                 Balance, December 31, 2001                                  $  1,503,966         $   109,151
                                                                          ================    ================






                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


                                                                                                Accumulated
                                                                               Cost            Depreciation
                                                                          ----------------    ------------------

            Property of Joint Venture in Which the Partnership has a 32.35%
              Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1998                                   $   875,701            $     --
                 Acquisition                                                       30,079                  --
                 Depreciation expense (m)                                              --              17,315
                                                                          ----------------    ----------------

                 Balance, December 31, 1999                                       905,780              17,315
                 Depreciation expense                                                  --              16,623
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                       905,780              33,938
                 Depreciation expense                                                  --              16,623
                                                                          ----------------    ----------------

                 Balance, December 31, 2001                                   $   905,780         $    50,561
                                                                          ================    ================

            Property of Joint Venture in Which the Partnership has a 19.72%
              Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1999                                      $     --            $     --
                 Acquisition                                                    2,535,592                  --
                 Depreciation expense                                                  --              29,290
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                     2,535,592              29,290
                 Depreciation expense                                                  --              49,977
                                                                          ----------------    ----------------

                 Balance, December 31, 2001                                  $  2,535,592         $    79,267
                                                                          ================    ================

            Property in Which the Partnership has an 83% Interest as
              Tenants-in-Common and has Invested in Under an Operating Lease:

                 Balance, December 31, 2000                                      $     --            $     --
                 Acquisition                                                    1,366,405                  --
                 Depreciation expense                                                  --              14,352
                                                                          ----------------    ----------------

                 Balance, December 31, 2001                                  $  1,366,405         $    14,352
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

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


(d) Certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

(e) The portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(f) The lease for the land and building has been recorded as a direct financing lease. The cost of the land and building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(g) As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership and the joint venture for federal income tax purposes was $34,095,784 and $7,275,243, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(h) During the years ended December 31, 1996 and 1994, the Partnership, and an affiliate as tenants-in-common, purchased land and buildings from CNL BB Corp., an affiliate of the General Partners, for an aggregate cost of $775,000 and $4,094,922, respectively.

(i) Effective October 2001, the lease for this Property was terminated, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value as of October 18, 2001, and depreciated over its remaining estimated life of approximately 24 years.

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

(l) The undepreciated cost of the Property in Celina, Ohio was written down to net realizable value due to an anticipated impairment in value. The Partnership recognized an impairment by recording a provision for write-down of assets in the amount of $266,257 at December 31, 1998. The tenant of this Property experienced financial difficulties and ceased payments of rents under the terms of its lease agreement. The impairment represented the difference between the Property's carrying value and the estimated net realizable value of the Property. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2001, including the provision for write-down of assets.

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

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001



(o) The undepreciated cost of the Property in Branson, Missouri, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $418,447 for the year ended December 31, 2001. The impairment at December 31, 2001, represented the difference between the Property's carrying value and the estimated of the net realizable value of the Property. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2001, including the provision for write-down of assets.

(p) The undepreciated cost of the Property in Bucyrus, Ohio, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $382,366 for the year ended December 31, 2001. The impairment at December 31, 2001, represented the difference between the Property's carrying value and the estimated of the net realizable value of the Property. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2001, including the provision for write-down of assets.

(q) The undepreciated cost of the Property in Temple, Texas, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $155,474 for the year ended December 31, 2001. The impairment at December 31, 2001, represented the difference between the Property's carrying value and the estimated of the net realizable value of the Property. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2001, including the provision for write-down of assets.

(r) The undepreciated cost of the Property in Mesquite, Texas, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $466,233 for the year ended December 31, 2001. The impairment at December 31, 2001, represented the difference between the Property's carrying value and the estimated of the net realizable value of the Property. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2001, including the provision for write-down of assets.

(s) During 2001 the Partnership acquired a Property from CNL Funding 2001-A, LP, which is an affiliate of the General Partners. The aggregate purchase price paid for this Property was approximately $1,147,900.