Form 10-Q
period 2002-03-31
CNL INCOME FUND XVI LTD
filed 2002-05-15
CIK 913058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2002
   --------------------------------------------------------------------------

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


                            CNL Income Fund XVI, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Florida                                     59-3198891
--------------------------------------           ----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


450 South Orange Ave.
Orlando, Florida                                         32801 - 3336
--------------------------------------           -----------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
                                                 -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________




                                    CONTENTS





Part I                                                                 Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                              1

                  Condensed Statements of Income                        2

                  Condensed Statements of Partners' Capital             3

                  Condensed Statements of Cash Flows                    4

                  Notes to Condensed Financial Statements               5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   7-11

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                           11

Part II

   Other Information                                                    12-13

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             March 31,             December 31,
                                                                               2002                    2001
                                                                         ------------------     -------------------
                             ASSETS

Land and buildings on operating leases, net                                   $ 24,598,005            $ 24,720,506
Net investment in direct financing leases                                        2,703,099               2,713,964
Real estate held for sale                                                          922,421               1,371,096
Investment in joint ventures                                                     3,253,760               3,248,973
Cash and cash equivalents                                                        1,147,169                 774,673
Receivables, less allowance for doubtful accounts
    of $679,819 and $755,431, respectively                                           5,210                  61,512
Accrued rental income, less allowance for doubtful accounts of
    $12,753 and $48,919, respectively                                            1,423,601               1,382,581
Other assets                                                                        28,904                  32,097
                                                                         ------------------     -------------------

                                                                              $ 34,082,169            $ 34,305,402
                                                                         ==================     ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                $   36,108              $    9,022
Real estate taxes payable                                                           29,226                  36,398
Distributions payable                                                              900,000                 900,000
Due to related parties                                                              19,068                  17,331
Rents paid in advance and deposits                                                  20,898                  50,039
                                                                         ------------------     -------------------
    Total liabilities                                                            1,005,300               1,012,790

Commitment (Note 4)

Partners' capital                                                               33,076,869              33,292,612
                                                                         ------------------     -------------------

                                                                              $ 34,082,169            $ 34,305,402
                                                                         ==================     ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                    2002               2001
                                                                                --------------    ---------------
  Revenues:
      Rental income from operating leases                                           $ 743,661          $ 664,166
      Earned income from direct financing leases                                       75,569             84,964
      Interest and other income                                                         8,953             54,324
                                                                                --------------    ---------------
                                                                                      828,183            803,454
                                                                                --------------    ---------------

  Expenses:
      General operating and administrative                                             67,878            144,284
      Professional services                                                            16,693             45,810
      Management fees to related party                                                  9,354              7,961
      Real estate taxes                                                                 6,768              7,368
      State and other taxes                                                            16,708             31,771
      Depreciation and amortization                                                   123,217            132,181
      Provision for write-down of assets                                                   --            204,076
                                                                                --------------    ---------------
                                                                                      240,618            573,451
                                                                                --------------    ---------------

  Income Before Gain on Sale of Assets and Equity in Earnings
      of Joint Ventures                                                               587,565            230,003

  Gain on Sale of Assets                                                                   --            281,058

  Equity in Earnings of Joint Ventures                                                 75,155             49,314
                                                                                --------------    ---------------

  Income from Continuing Operations                                                   662,720            560,375
                                                                                --------------    ---------------

  Discontinued Operations (Note 3):
      Income (loss) from discontinued operation, net                                   21,537             (5,783 )
                                                                                --------------    ---------------

  Net Income                                                                        $ 684,257          $ 554,592
                                                                                ==============    ===============

  Net Income Per Limited Partner Unit
      Continuing                                                                     $   0.15           $   0.12
      Discontinued                                                                         --                 --
                                                                                --------------    ---------------

  Total                                                                              $   0.15           $   0.12
                                                                                ==============    ===============

  Weighted Average Number of Limited Partner
      Units Outstanding                                                             4,500,000          4,500,000
                                                                                ==============    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                         Quarter Ended           Year Ended
                                                                           March 31,            December 31,
                                                                              2002                  2001
                                                                       -------------------    -----------------
General partners:
    Beginning balance                                                         $   160,017           $  160,017
    Net income                                                                         --                   --
                                                                       -------------------    -----------------
                                                                                  160,017              160,017
                                                                       -------------------    -----------------

Limited partners:
    Beginning balance                                                          33,132,595           36,592,727
    Net income                                                                    684,257              139,868
    Distributions ($0.20 and $0.80 per limited
       partner unit, respectively)                                               (900,000 )         (3,600,000 )
                                                                       -------------------    -----------------
                                                                               32,916,852           33,132,595
                                                                       -------------------    -----------------

Total partners' capital                                                      $ 33,076,869         $ 33,292,612
                                                                       ===================    =================


            See accompanying notes to condensed financial statments.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    Quarter Ended
                                                                                      March 31,
                                                                               2002                2001
                                                                         -----------------    ----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                  $  834,468          $1,020,634
                                                                         -----------------    ----------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                               448,675           1,145,045
       Increase in restricted cash                                                     --          (1,145,045 )
       Other                                                                      (10,647 )                --
                                                                         -----------------    ----------------
          Net cash provided by investing activities                               438,028                  --
                                                                         -----------------    ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (900,000 )          (900,000 )
                                                                         -----------------    ----------------
          Net cash used in financing activities                                  (900,000 )          (900,000 )
                                                                         -----------------    ----------------

Net Increase in Cash and Cash Equivalents                                         372,496             120,634

Cash and Cash Equivalents at Beginning of Quarter                                 774,673           1,081,650
                                                                         -----------------    ----------------

Cash and Cash Equivalents at End of Quarter                                   $ 1,147,169          $1,202,284
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

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVI, Ltd. (the "Partnership") for the year ended December 31, 2001.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

2.       Reclassification:

         Certain items in the prior years' financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on total partners' capital or net income.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


3.       Discontinued Operations:

         During 2002, the Partnership entered into an agreement with an unrelated third party to sell the Jack in the Box property in Rancho Cordova, California. As a result, the Partnership reclassified the asset from land and building on operating leases and accrued rental income to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell. In addition, the Partnership stopped recording depreciation and accrued rental income once the property was placed up for sale. The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.

         In addition, in March 2002, the Partnership sold its Denny's property in Mesquite, Texas, to an unrelated third party for $475,000 and received net sales proceeds of approximately $448,700. Due to the fact that the Partnership had recorded provisions for write-down of assets in previous years, no gain or loss on disposal of discontinued operations was recorded during the quarter ended March 31, 2002 relating to this sale.

         The operating results of the discontinued operations for the above properties are as follows:

                                                              Quarter Ended March 31,
                                                              2002               2001
                                                         ----------------   ---------------
              Rental revenues                                  $  26,721         $  26,788
              Expenses                                            (5,184 )         (32,571 )
                                                         ----------------   ---------------
              Income from discontinued operations              $  21,537         $  (5,783 )
                                                         ================   ===============


4.       Commitment:

         In March 2002, the Partnership entered into an agreement with an unrelated third party to sell the Jack in the Box property in Rancho Cordova, California (see Note 3).



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2002, the Partnership owned 41 Properties, either directly or indirectly, through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2002 and 2001 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $834,468 and $1,020,634 for the quarters ended March 31, 2002 and 2001, respectively. The decrease in cash from operations during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 2002.

         In March 2002, the Partnership sold its Property in Mesquite, Texas, to an unrelated third party for $475,000 and received net sales proceeds of approximately $448,700. Due to the fact that the Partnership had recorded provisions for write-down of assets in previous years, no gain or loss was recorded during the quarter ended March 31, 2002 relating to this sale. The Partnership intends to reinvest the net sales proceeds in an additional Property. The Partnership anticipates its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         In March 2002, the Partnership entered into an agreement with an unrelated third party to sell the Jack in the Box Property in Rancho Cordova, California. As a result, the Partnership reclassified the asset from land and buildings on operating leases and accrued rental income to real estate held for sale and discontinued operations. As of April 30, 2002, the sale had not occurred.

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2002, the Partnership had $1,147,169 invested in such short-term investments, as compared to $774,673 at December 31, 2001. Cash and cash equivalents increased during the quarter ended March 31, 2002, primarily as a result of the Partnership receiving and holding the net sales proceeds from the sale of the Property in Mesquite, Texas, as described above, pending the reinvestment in an additional Property. The funds remaining at March 31, 2002, will be used to acquire an additional Property and to pay distributions and other liabilities.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership. Based on current and, for the quarter ended March 31, 2002, anticipated future cash from operations, the Partnership declared distributions to limited partners of $900,000 for each of the quarters ended March 31, 2002 and 2001. This represents distributions of $0.20 per unit for each of the quarters. No distributions were made to the general partners for the quarters ended March 31, 2002 and 2001 No amounts distributed to the limited partners for the quarters ended March 31, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $1,005,300 at March 31, 2002, from $1,012,790 at December 31, 2001.
The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 2001, the Partnership owned and leased 37 wholly owned Properties (including three Properties which were sold in 2001 and excluding two Properties which were classified as real estate held for sale) and during the quarter ended March 31, 2002, the Partnership owned and leased 35 wholly owned Properties (excluding two Properties which were classified as real estate held for sale) to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2002 and 2001, the Partnership earned $819,230 and $749,130, respectively, in rental income from operating leases, earned income from direct financing leases and contingent rental income from these Properties.

         The increase in rental and earned income during the quarter ended March 31, 2002, as compared to the quarter ended March 2001, was partially due to the fact that Phoenix Restaurant Group, Inc. ("PRG"), the tenant of five of the Partnership's Properties, experienced financial difficulties during 2000. As a result, during the quarter ended March 31, 2001, the Partnership stopped recording rental revenue relating to these five Properties. In January 2001, PRG terminated the lease relating to the Bucyrus, Ohio Property. In October 2001, PRG filed for bankruptcy and rejected two of the remaining four leases it had with the Partnership. In March 2002, the Partnership sold one of the vacant Properties, as described above in "Capital Resources." The Partnership will not recognize any rental and earned income from the two remaining vacant Properties until the Properties are re-leased or the Properties are sold and the proceeds are reinvested in additional Properties. While PRG has not rejected or affirmed the remaining two leases, there can be no assurance that one or both of these leases will not be rejected in the future. The increase was also partially due to the fact that the Partnership received rental payments relating to the two Properties not rejected by the tenant from the bankruptcy date through March 31, 2002. The lost revenues resulting from the termination of the lease relating to the Bucyrus, Ohio Property, the rejection of one additional lease, and the lost revenues that would result if the two remaining leases were rejected could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease or sell the Properties in a timely manner. The general partners are currently seeking replacement tenants or purchasers for the two vacant Properties.

         In addition, the increase in rental and earned income during the quarter ended March 31, 2002, as compared to the quarter ended March 2001, was partially due to the fact that in December 2001, the Partnership reinvested the majority of the net sales proceeds from the 2001 sale of the Property in Las Vegas, Nevada in a Property in San Antonio, Texas. The increase in rental and earned income during the quarter ended March 31, 2002, was partially offset by the fact that in March 2001, the Partnership sold its Property in Marana, Arizona. Rental and earned income are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to increase due to the fact that in June 2001, the Partnership reinvested these net sales proceeds in a Property with an affiliate of the general partners, as tenants-in-common.

         In addition, the increase in rental and earned income during the quarter ended March 31, 2002, was partially due to the fact that in March 2001, the tenant of the Property in Las Vegas, Nevada vacated the Property and ceased restaurant operations. As a result, in March 2001, the Partnership stopped recording rental revenue relating to this Property. In December 2001, the Partnership sold this Property and reinvested the majority of the net sales proceeds in an additional Property in San Antonio, Texas, as described above.

         In January 2002, the Partnership entered into an agreement with an unrelated third party to sell the Jack in the Box Property in Rancho Cordova, California. The Partnership expects to use the proceeds from the sale to reinvest in an additional income producing Property. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership reclassified the asset from land and building on operating leases and accrued rental income to real estate held for sale and discontinued operations. The Partnership recorded the reclassified assets at the lower of their carrying amount or fair value, less cost to sell. In addition, during the quarter ended March 31, 2002, the Partnership stopped recording depreciation and accrued rental income upon placing the Property up for sale. The Partnership recognized net rental income, less Property related expenses, of $24,508 and $20,847, during the quarters ended March 31, 2002 and 2001, respectively relating to this Property. These amounts were reclassified to Discontinued Operations.

         In addition, during the quarter ended March 31, 2002, the Partnership sold one of its vacant PRG Properties, as described above, and intends to use the proceeds from the sale to reinvest in an income producing Property. Due to the fact that the Partnership had recorded provisions for write-down of assets in previous years, no gain or loss on disposal of discontinued operations was recorded during the quarter ended March 31, 2001 relating to this sale. The Partnership recognized a net rental loss (rental income less Property related expenses), of $2,971 and $26,630, during the quarters ended March 31, 2002 and 2001, respectively, relating to this Property. These amounts were reclassified to Discontinued Operations.

         During the quarters ended March 31, 2002 and 2001, the Partnership owned and leased two Properties indirectly through joint venture arrangements and two Properties with affiliates of the general partners, as tenants-in-common. In addition, during the quarter ended March 31, 2002, the Partnership owned and leased one additional Property with an affiliate of the general partners, as tenants-in-common. In connection therewith, during the quarters ended March 31, 2002 and 2001, the Partnership earned $75,155 and $49,314, respectively, attributable to net income earned by these joint ventures. The increase in net income earned by joint ventures during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was primarily attributable to the fact that in June 2001, the Partnership reinvested the net sales proceeds it received from the 2001 sale of the Property in Marana, Arizona in an additional Property in Walker, Louisiana, with an affiliate of the general partners, as tenants-in-common.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets were $240,168 and $573,451, for the quarters ended March 31, 2002 and 2001, respectively. The decrease in operating expenses during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially due to the fact that during the quarter ended March 31, 2001, the Partnership recorded provisions for write-down of assets of approximately $204,100 relating to the Properties leased by PRG and the vacant Property in Las Vegas, Nevada. The provisions represented the difference between each Property's carrying value, including the accumulated accrued rental income balance, and the general partners' estimated fair value for the Property. No such provisions were recorded during the quarter ended March 31, 2002. As of March 31, 2002, the Partnership had two remaining vacant Properties and is seeking replacement tenants or purchasers for these Properties.

         In addition, the decrease in operating expenses during the quarter ended March 31, 2002, was partially due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and a decrease in the amount of state tax expense relating to several states in which the Partnership conducts business.

         In addition, the decrease in operating expenses during the quarter ended March 31, 2002, was partially due to the fact that during each of the quarters ended March 31, 2002 and 2001, the Partnership incurred certain expenses, such as legal fees, repairs and maintenance, insurance and real estate taxes relating to vacant Properties. Between November 2001 and March 2002, the Partnership sold three of its five vacant Properties. The Partnership did not incur any additional expenses relating to these Properties after the sale of the Properties had occurred.

         As a result of the 2001 sale of the Property in Marana, Arizona, the Partnership recognized a gain of 281,058, during the quarter ended March 31, 2001.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.


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

                 10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as
                          Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2001, and incorporated herein by reference).

                 (b)      Reports on Form 8-K

                          No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 1st day of May, 2002.


                                            CNL INCOME FUND XVI, LTD.

                                            By:CNL REALTY CORPORATION
                                               General Partner


                                               By:/s/ James M. Seneff, Jr.
                                                  ----------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


                                               By:/s/ Robert A. Bourne
                                                  ----------------------------
                                                  ROBERT A. BOURNE
                                                  President and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)