Form 10-Q
period 2002-06-30
CNL INCOME FUND XVI LTD
filed 2002-08-13
CIK 913058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2002
   --------------------------------------------------------------------------

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


                            CNL Income Fund XVI, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Florida                                     59-3198891
--------------------------------              -------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


450 South Orange Ave.
Orlando, Florida                                        32801 - 3336
--------------------------------              -------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                 (407) 540-2000
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





Part I                                                               Page
                                                                     ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                             1

                  Condensed Statements of Income                       2

                  Condensed Statements of Partners' Capital            3

                  Condensed Statements of Cash Flows                   4

                  Notes to Condensed Financial Statements              5-7

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  8-11

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                          11

Part II

   Other Information                                                   12

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             June 30,              December 31,
                                                                               2002                    2001
                                                                         ------------------     -------------------
                             ASSETS

Land and buildings on operating leases, net                                  $  25,708,332           $  24,546,795
Net investment in direct financing leases                                        2,691,141               2,713,964
Real estate held for sale                                                          151,165               1,544,807
Investment in joint ventures                                                     3,458,794               3,248,973
Cash and cash equivalents                                                        1,246,276                 774,673
Receivables, less allowance for doubtful accounts
    of $90,774 and $755,431, respectively                                           25,989                  61,512
Accrued rental income, less allowance for doubtful accounts of
    $12,753 and $48,919, respectively                                            1,465,102               1,382,581
Other assets                                                                        37,374                  32,097
                                                                         ------------------     -------------------

                                                                             $  34,784,173           $  34,305,402
                                                                         ==================     ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                               $     3,840             $     9,022
Real estate taxes payable                                                           21,115                  36,398
Distributions payable                                                              900,000                 900,000
Due to related parties                                                              19,848                  17,331
Rents paid in advance and deposits                                                  35,117                  50,039
                                                                         ------------------     -------------------
    Total liabilities                                                              979,920               1,012,790

Commitment (Note 7)

Partners' capital                                                               33,804,253              33,292,612
                                                                         ------------------     -------------------

                                                                             $  34,784,173            $ 34,305,402
                                                                         ==================     ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                    Quarter Ended                    Six Months Ended
                                                                       June 30,                          June 30,
                                                                2002              2001             2002             2001
                                                            --------------    -------------   ---------------  ---------------
Revenues:
    Rental income from operating leases                       $ 1,271,848        $ 646,620      $  2,015,509      $ 1,298,365
    Earned income from direct financing leases                     75,244           60,570           150,813          145,534
    Interest and other income                                      33,316           25,777            42,269           42,759
                                                            --------------    -------------   ---------------  ---------------
                                                                1,380,408          732,967         2,208,591        1,486,658
                                                            --------------    -------------   ---------------  ---------------

Expenses:
    General operating and administrative                           66,907           85,144           140,297          236,322
    Property expenses                                               5,972          180,894            22,300          227,236
    Management fees to related party                               14,507            6,199            23,861           14,160
    Other taxes                                                     2,991            1,423            19,699           33,194
    Depreciation and amortization                                 124,604          129,705           246,643          260,708
    Provision for write-down of assets                                 --           58,285                --          262,361
                                                            --------------    -------------   ---------------  ---------------
                                                                  214,981          461,650           452,800        1,033,981
                                                            --------------    -------------   ---------------  ---------------

Income (Loss) Before Gain on Sale of Assets and
    Equity in Earnings of Joint Ventures                        1,165,427          271,317         1,755,791          452,677

Gain on Sale of Assets                                                 --               --                --          281,058

Equity in Earnings of Joint Ventures                               75,646           47,716           150,801           97,030
                                                            --------------    -------------   ---------------  ---------------

Income from Continuing Operations                               1,241,073          319,033         1,906,592          830,765
                                                            --------------    -------------   ---------------  ---------------

Discontinued Operations (Note 6):
    Income (Loss) from discontinued operation, net                  3,940          (39,822 )          22,678            3,038
    Gain on disposal of discontinued operations, net              382,371         (382,366 )         382,371         (382,366 )
                                                            --------------    -------------   ---------------  ---------------
                                                                  386,311         (422,188 )         405,049         (379,328 )
                                                            --------------    -------------   ---------------  ---------------

Net Income (Loss)                                             $ 1,627,384       $ (103,155 )    $  2,311,641       $  451,437
                                                            ==============    =============   ===============  ===============

Net Income (Loss) Per Limited Partner Unit
    Continuing                                                  $    0.28         $   0.07        $     0.42        $    0.18
    Discontinued                                                     0.08            (0.09 )            0.09            (0.08 )
                                                            --------------    -------------   ---------------  ---------------

Total                                                           $    0.36        $   (0.02 )      $     0.51        $    0.10
                                                            ==============    =============   ===============  ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                           4,500,000        4,500,000         4,500,000        4,500,000
                                                            ==============    =============   ===============  ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                       Six Months Ended          Year Ended
                                                                           June 30,             December 31,
                                                                             2002                   2001
                                                                     ---------------------    -----------------
General partners:
    Beginning balance                                                       $     160,017         $    160,017
    Net income                                                                         --                   --
                                                                     ---------------------    -----------------
                                                                                  160,017              160,017
                                                                     ---------------------    -----------------

Limited partners:
    Beginning balance                                                          33,132,595           36,592,727
    Net income                                                                  2,311,641              139,868
    Distributions ($0.40 and $0.80 per limited
       partner unit, respectively)                                             (1,800,000 )         (3,600,000 )
                                                                     ---------------------    -----------------
                                                                               33,644,236           33,132,595
                                                                     ---------------------    -----------------

Total partners' capital                                                   $    33,804,253        $  33,292,612
                                                                     =====================    =================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                               2002                2001
                                                                         -----------------    ----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                $  2,126,023        $  1,476,601
                                                                         -----------------    ----------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                             1,773,729           1,145,045
       Addition to land and buildings on operating
          leases                                                               (1,406,745 )                --
       Investment in joint ventures                                              (210,757 )        (1,134,117 )
       Other                                                                      (10,647 )                --
                                                                         -----------------    ----------------
          Net cash provided by investing activities                               145,580              10,928
                                                                         -----------------    ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                       (1,800,000 )        (1,800,000 )
                                                                         -----------------    ----------------
          Net cash used in financing activities                                (1,800,000 )        (1,800,000 )
                                                                         -----------------    ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                              471,603            (312,471 )

Cash and Cash Equivalents at Beginning of Period                                  774,673           1,081,650
                                                                         -----------------    ----------------

Cash and Cash Equivalents at End of Period                                   $  1,246,276         $   769,179
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

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Land and Buildings on Operating Leases:

         In June 2002, the Partnership reinvested a portion of the net sales proceeds from the sale of the property in Mesquite, Texas and the majority of the net sales proceeds from the sale of the property in Rancho Cordova, California in a property in Austin, Texas at an approximate cost of $1,406,700. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners (see
         Note 5).

4.       Investment in Joint Ventures:

         In June 2002, the Partnership reinvested a portion of the net sales proceeds from the sale of the property in Mesquite, Texas, in a joint venture arrangement, Arlington Joint Venture, with CNL Income Fund VII, Ltd., an affiliate of the general partners. The joint venture acquired a property in Arlington, Texas from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 5). The Partnership and CNL Income Fund VII, Ltd. entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. As of June 30, 2002, the Partnership had contributed approximately $210,800 for a 21% interest in this joint venture.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001



4.       Investment in Joint Ventures - Continued:

         As of June 30, 2002, Columbus Joint Venture, TGIF Pittsburgh Joint Venture, and Arlington Joint Venture, each owned and leased one property to operators of fast-food or family-style restaurants. In addition, the Partnership and affiliates, as three separate tenants-in-common, each owned and leased one property to operators of fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures at:

                                                                           June 30,                      December 31,
                                                                             2002                            2001
                                                                          ------------                  ---------------
          Land and buildings on operating leases, net                      $7,864,169                     $  6,921,194
          Cash                                                                 15,022                           11,544
          Accrued rental income                                               294,061                          246,192
          Other assets                                                          1,145                            1,160
          Liabilities                                                          23,343                           23,698
          Partners' Capital                                                 8,151,054                        7,156,392


                                                            Quarter Ended June 30,        Six Months Ended June 30,
                                                            2002             2001           2002             2001
                                                         -----------      ------------  -------------    --------------

          Revenues                                        $ 207,783         $ 165,268     $  413,908        $  332,371
          Expenses                                          (38,728 )         (30,304 )      (76,594 )         (60,155 )
                                                         -----------      ------------  -------------    --------------
          Net Income                                      $ 169,055         $ 134,964     $  337,314        $  272,216
                                                         ===========      ============  =============    ==============

         The Partnership recognized income of $150,801 and $97,030 during the six months ended June 30, 2002 and 2001, respectively, of which $75,646 and $47,716 was earned during the quarters ended June 30, 2002 and 2001, respectively, from these joint ventures and tenants-in-common.

5.       Related Party Transactions:

         In June 2002, the Partnership acquired a property, in Austin, Texas, from CNL Funding 2001-A, LP, for a purchase price of approximately $1,406,700 (see Note 3). In addition, in June 2002, the Partnership invested in Arlington Joint Venture with CNL Income Fund VII, Ltd. Arlington Joint Venture acquired a property in Arlington, Texas, from CNL Funding 2001-A, LP, for a purchase price of approximately $1,003,600 (see Note 4). CNL Funding 2001-A, LP is an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership. The purchase price paid by the Partnership and the joint venture represented the costs incurred by CNL Funding 2001-A, LP to acquire the properties, including closing costs.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


6.       Discontinued Operations:

         In March 2002, the Partnership sold its Denny's property in Mesquite, Texas, to an unrelated third party for $475,000 and received net sales proceeds of approximately $448,700. Due to the fact that the Partnership had recorded provisions for write-down of assets in previous years, no gain or loss on disposal of discontinued operations was recorded during the quarter and six months ended June 30, 2002 relating to this sale.

         In June 2002, the Partnership sold its Jack in the Box property in Rancho Cordova, California, to an unrelated third party for approximately $1,363,400 and received net sales proceeds of approximately $1,325,100, resulting in a gain on disposal of discontinued operations of approximately $402,600 during the quarter and six months ended June 30, 2002.

         In June 2002, the Partnership entered into an agreement with an unrelated third party to sell the Denny's property in Bucyrus, Ohio. As a result, the Partnership reclassified the asset from land and building on operating leases to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell. In addition, the Partnership stopped recording depreciation once the property was placed up for sale. On August 5, 2002, the Partnership sold this property (see Note 8). In connection with the anticipated sale of the property, the Partnership recorded a loss on disposal of assets of $20,262 during the quarter and six months ended June 30, 2002. The financial results for these three properties are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of the discontinued operations for the above properties are as follows:

                                                      Quarter Ended June 30,             Six Months Ended June 30,
                                                      2002              2001            2002             2001
                                                  -------------     -------------- ---------------   --------------
          Rental revenues                            $  17,606          $  21,292      $   42,364        $  62,310
          Interest and other income                         --                 --           1,963           35,532
          Expenses                                     (13,666 )          (61,114 )       (21,649 )        (94,804 )
          Gain (loss) on disposal of assets            382,371           (382,366 )       382,371         (382,366 )
                                                  -------------     -------------- ---------------   --------------
          Income (loss) from discontinued
              operations                             $ 386,311         $ (422,188 )    $  405,049       $ (379,328 )
                                                  =============     ============== ===============   ==============

7.       Commitment:

         During 2002, the Partnership entered into an agreement with an unrelated third party to sell the Denny's property in Bucyrus, Ohio (see Notes 6 and 8).

8.       Subsequent Event:

         On August 5, 2002, the Partnership sold its property in Bucyrus, Ohio for $156,200 and received net sales proceeds of approximately $144,900, resulting in a loss on disposal of assets of $20,262, which the Partnership recorded at June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2001, the Partnership owned 38 Properties directly and five Properties indirectly through joint venture or tenancy in common arrangements. As of June 30, 2002, the Partnership owned 36 Properties, directly and six Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2002 and 2001 was cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operating activities was $2,126,023 and $1,476,601 for the six months ended June 30, 2002 and 2001, respectively. The increase in cash from operating activities during the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, was primarily a result of changes in the Partnership's working capital and changes in income and expenses, as described in "Results of Operations."

         Other sources and uses of capital included the following during the six months ended June 30, 2002.

         In March 2002, the Partnership sold its Property in Mesquite, Texas, to an unrelated third party for $475,000 and received net sales proceeds of approximately $448,700. Due to the fact that the Partnership had recorded provisions for write-down of assets in previous years, no gain or loss was recorded during the quarter ended March 31, 2002 relating to this sale.

         In June 2002, the Partnership sold the Jack in the Box Property in Rancho Cordova, California, to an unrelated third party for approximately $1,363,400 and received net sales proceeds of approximately $1,325,100, resulting in a gain on disposal of discontinued operations of approximately $402,600 during the quarter and six months ended June 30, 2002.

         In June 2002, the Partnership reinvested a portion of the net sales proceeds from the sale of the property in Mesquite, Texas and the majority of the net sales proceeds from the sale of the property in Rancho Cordova, California in a Property in Austin, Texas at an approximate cost of $1,510,200.

         In June 2002, the Partnership reinvested approximately $210,800 of the remaining proceeds from the sale of the Property in Mesquite, Texas, in a joint venture arrangement, Arlington Joint Venture, with CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the general partners. The joint venture acquired a Property in Arlington, Texas at an approximate cost of $1,003,600.

         The Partnership and the joint venture acquired the Properties from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership. The purchase prices paid by the Partnership and the joint venture represented the costs incurred by CNL Funding 2001-A, LP to acquire the Properties, including closing costs. The general partners believe that this transaction, or a portion thereof, relating to the sale of the Property in Rancho Cordova, California and the reinvestment of the net sales proceeds, described above, will qualify as a like-kind transaction for federal income tax purposes. The Partnership anticipates its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from these transactions.

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2002, the Partnership had $1,246,276 invested in such short-term investments, as compared to $774,673 at December 31, 2001. Cash and cash equivalents increased during the six months ended June 30, 2002, primarily as a result of receipts of accounts receivable from December 31, 2001. The funds remaining at June 30, 2002, will be used to pay distributions and other liabilities.

         During the six months ended June 30, 2002, the Partnership entered into an agreement with an unrelated third party to sell the Denny's Property in Bucyrus, Ohio. The Partnership reclassified the assets relating to this Property to real estate held for sale. On August 5, 2002, the Partnership sold its Property in Bucyrus, Ohio for $156,200 and received net sales proceeds of approximately $144,900, resulting in a loss on disposal of assets of $20,262, which the Partnership recorded at June 30, 2002. The Partnership intends to reinvest these proceeds in an additional Property.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership. Based on current and, for the six months ended June 30, 2001, a loan from the corporate general partner, the Partnership declared distributions to limited partners of $1,800,000 for each of the six months ended June 30, 2002 and 2001 ($900,000 for each of the quarters ended June 30, 2002 and 2001). This represents distributions of $0.40 per unit for each of the six months ended June 30, 2002 and 2001, ($0.20 for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2002 and 2001. No amounts distributed to the limited partners for the six months ended June 30, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, were $979,919 at June 30, 2002, as compared to $1,012,790 at December 31, 2001.
The decrease in total liabilities was primarily due to a decrease in rents paid in advance and security deposits at June 30, 2002, as compared to December 31, 2001. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $2,166,322 for the six months ended June 30, 2002, as compared to $1,443,899 for the same period of 2001, of which $1,347,092 and $707,190 were earned during the second quarter of 2002 and 2001, respectively. Rental revenues were lower during the quarter and six months ended June 30, 2001 as compared to the same periods of 2002, due to the fact that in March 2001, the Partnership stopped recording rental revenues relating to four Denny's Properties because the tenant, Phoenix Restaurant Group, Inc. ("PRG") was experiencing financial difficulties and ceased rental payments. In October 2001, PRG filed for bankruptcy and rejected two of the four leases it had with the Partnership. In March 2002, the Partnership sold one of the vacant Properties, as described above in "Capital Resources." The Partnership will not recognize any rental revenues from the remaining vacant Property until the Property is re-leased or the Property is sold and the proceeds are reinvested in an additional Property. The lost revenues resulting from the remaining vacant Property will have an adverse effect on the results of operation of the Partnership if the Partnership is not able to re-lease or sell the Property in a timely manner. The general partners are currently seeking a replacement tenant for the vacant Property. Rental revenues were higher during the quarter and six months ended June 30, 2002 as compared to the same periods of 2001, due to the fact that during the quarter and six months ended June 30, 2002, the Partnership received payment of past due rents relating to the two Properties not rejected by PRG. The Partnership assigned the leases relating to these Properties to a new tenant.

         In addition, the increase in rental revenues during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was partially due to the acquisition of two Properties, one in December 2001 and one in June 2002. The tenant of the Las Vegas, Nevada Property vacated the Property and ceased restaurant operations during the first quarter of 2001. Rental revenues are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to increase due to the fact that in June 2001 and June 2002 the Partnership reinvested the net sales proceeds from the 2001 sale of the Property in Marana, Arizona and a portion of the net sales proceeds from the 2002 sale of the Property in Mesquite, Texas in a Property with an affiliate of the general partners, as tenants in common and in a joint venture arrangement, Arlington Joint Venture, as described above in "Capital Resources".

         During the six months ended June 30, 2002 and 2001, the Partnership earned net income from joint ventures of $150,801 and $97,030, respectively, $75,646 and $47,716 of which was earned during the quarters ended June 30, 2002 and 2001, respectively. The increase in net income earned by joint ventures during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was primarily due to the fact that in June 2001, the Partnership reinvested the net sales proceeds it received from the 2001 sale of the Property in Marana, Arizona in a Property in Walker, Louisiana, with an affiliate of the general partners, as tenants-in-common. In addition, in June 2002, the Partnership reinvested a portion of the net sales proceeds from the sale of the Property in Marana, Arizona in a joint venture arrangement, Arlington Joint Venture, as described above in "Capital Resources".

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets were $452,800 and $1,033,981, for the six months ended June 30, 2002 and 2001, respectively, of which $214,981 and $461,650 were incurred during the quarters ended June 30, 2002 and 2001, respectively. Operating expenses were higher during the quarter and six months ended June 30, 2001, as compared to the same periods of 2002, due to the fact that during the quarter and six months ended June 30, 2001, the Partnership recorded provisions for write-down of assets of $58,285 and $262,361, respectively, relating to the Properties leased by PRG and the vacant Property in Las Vegas, Nevada. The provisions represented the difference between each Property's carrying value and its fair value. As of June 30, 2002, the Partnership had two remaining vacant Properties. In June 2002, the Partnership entered into an agreement with an unrelated third party to sell the Property in Bucyrus, Ohio, as described below, and is seeking a replacement tenant for the other Property.

         In addition, the decrease in operating expenses during the quarter and six months ended June 30, 2002, was partially due to the fact that during 2002 and 2001, the Partnership incurred Property related expenses, such as legal fees, repairs and maintenance, insurance and real estate taxes relating to vacant Properties. Between November 2001 and June 2002, the Partnership sold three of its vacant Properties. The Partnership did not incur any additional expenses relating to these Properties after the sale of the Properties had occurred.

         In addition, the decrease in operating expenses during the quarter and six months ended June 30, 2002, was partially due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and a decrease in the amount of state tax expense relating to several states in which the Partnership conducts business.

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

         As a result of the 2001 sale of the Property in Marana, Arizona, the Partnership recognized a gain of $281,058, during the six months ended June 30, 2001.

         In January 2002, the Partnership entered into an agreement with an unrelated third party to sell the Jack in the Box Property in Rancho Cordova, California. In June 2002, the Partnership sold this Property and recognized a gain on disposal of discontinued operations of approximately $402,600 during the quarter and six months ended June 30, 2002. In addition, during the six months ended June 30, 2002, the Partnership sold one of its vacant PRG Properties, as described above, and used a portion of the proceeds from the sale to reinvest in an income producing Property. Due to the fact that the Partnership had recorded provisions for write-down of assets in previous years, no gain or loss on disposal of discontinued operations was recorded during the six months ended June 30, 2002 relating to this sale. During 2002, the Partnership entered into an agreement with an unrelated third party to sell the Denny's property in Bucyrus, Ohio. On August 5, 2002, the Partnership sold this Property, as described above in "Capital Resources." The Partnership expects to use the proceeds from the sale to reinvest in an income producing Property. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership reclassified the asset from land and building on operating leases to real estate held for sale. The Partnership recorded the reclassified asset at the lower of its carrying amount or fair value, less cost to sell, which resulted in a loss on disposal of assets of $20,262 during the quarter and six months ended June 30, 2002. During the quarter and six months ended June 30, 2001, the Partnership recorded a loss on disposal of assets of $382,366 relating to this Property. The loss represented the difference between the Property's carrying value and its fair value. In addition, during the six months ended June 30, 2002, the Partnership stopped recording depreciation upon placing the Property up for sale. The Partnership recognized net rental income (rental revenues less Property related expenses), of $22,678 and $3,038 during the six months ended June 30, 2002 and 2001, respectively, of which, income of $3,940 and a loss of $39,822 were recorded during the quarters ended June 30, 2002 and 2001, respectively, relating to these Properties. In June 2002, the Partnership reinvested the majority of the net sales proceeds from the two sales in a Property in Austin, Texas and used the remaining proceeds to invest in Arlington Joint Venture, as described above in "Capital Resources".


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

                   10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith)

                   (b)      Reports on Form 8-K

                            No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 6th day of August, 2002.


                                       CNL INCOME FUND XVI, LTD.

                                       By:CNL REALTY CORPORATION
                                          General Partner


                                          By:/s/ James M. Seneff, Jr.
                                             -------------------------------
                                             JAMES M. SENEFF, JR.
                                             Chief Executive Officer
                                             (Principal Executive Officer)


                                          By:/s/ Robert A. Bourne
                                             -------------------------------
                                             ROBERT A. BOURNE
                                             President and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XVI, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date: August 6, 2002                    /s/ James M. Seneff, Jr.
      ---------------                   --------------------------
                                        Name:  James M. Seneff, Jr.
                                        Title: Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Robert A. Bourne, the President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XVI, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date: August 6, 2002                            /s/ Robert A. Bourne
      -----------------                         ------------------------
                                                Name:  Robert A. Bourne
                                                Title: President and Treasurer

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

              10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith)