Form 10-Q
period 2002-09-30
CNL INCOME FUND XVI LTD
filed 2002-11-13
CIK 913058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2002
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ____________________ to ______________________


                             Commission file number
                                     0-26218
                     ---------------------------------------


                            CNL Income Fund XVI, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                            59-3198891
----------------------------------              -----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


450 South Orange Ave.
Orlando, Florida                                           32801 - 3336
----------------------------------              ----------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
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

                                    CONTENTS





Part I                                                                  Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                               1

                  Condensed Statements of Income                         2

                  Condensed Statements of Partners' Capital              3

                  Condensed Statements of Cash Flows                     4

                  Notes to Condensed Financial Statements                5-7

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    8-11

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                            11

   Item 4.    Controls and Procedures                                    11

Part II

   Other Information                                                     12-13

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                           September 30,           December 31,
                                                                               2002                    2001
                                                                         ------------------     -------------------
                             ASSETS

Land and buildings on operating leases, net                                  $  25,580,015           $  24,546,795
Net investment in direct financing leases                                        2,677,271               2,713,964
Real estate held for sale                                                               --               1,544,807
Investment in joint ventures                                                     3,454,953               3,248,973
Cash and cash equivalents                                                        1,390,817                 774,673
Receivables, less allowance for doubtful accounts
    of $58,582 and $755,431, respectively                                           11,391                  61,512
Accrued rental income, less allowance for doubtful accounts of
    $12,753 and $48,919, respectively                                            1,525,995               1,382,581
Other assets                                                                        32,521                  32,097
                                                                         ------------------     -------------------

                                                                             $  34,672,963           $  34,305,402
                                                                         ==================     ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                               $     6,665             $     9,022
Real estate taxes payable                                                           27,205                  36,398
Distributions payable                                                              900,000                 900,000
Due to related parties                                                              27,362                  17,331
Rents paid in advance and deposits                                                  59,854                  50,039
                                                                         ------------------     -------------------
    Total liabilities                                                            1,021,086               1,012,790

Partners' capital                                                               33,651,877              33,292,612
                                                                         ------------------     -------------------

                                                                             $  34,672,963           $  34,305,402
                                                                         ==================     ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF OPERATIONS


                                                                    Quarter Ended                    Nine Months Ended
                                                                    September 30,                      September 30,
                                                                2002              2001             2002             2001
                                                            --------------    -------------   ---------------  ---------------
Revenues:
    Rental income from operating leases                        $  783,867        $ 620,815      $  2,799,376      $ 1,919,181
    Earned income from direct financing leases                     96,924           70,540           247,737          216,074
    Interest and other income                                       4,140            6,025            45,204           48,784
                                                            --------------    -------------   ---------------  ---------------
                                                                  884,931          697,380         3,092,317        2,184,039
                                                            --------------    -------------   ---------------  ---------------

Expenses:
    General operating and administrative                           61,689           44,762           201,986          281,084
    Property expenses                                              13,116           55,053            33,466          312,101
    Management fees to related party                                8,028            7,748            31,889           21,908
    Other taxes                                                        --               --            19,699           33,194
    Depreciation and amortization                                 129,032           96,861           375,675          380,698
    Provision for write-down of assets                                 --        1,128,352                --        1,390,713
                                                            --------------    -------------   ---------------  ---------------
                                                                  211,865        1,332,776           662,715        2,419,698
                                                            --------------    -------------   ---------------  ---------------

Income (Loss) Before Gain on Sale of Assets and
    Equity in Earnings of Joint Ventures                          673,066         (635,396 )       2,429,602         (235,659 )

Gain on Sale of Assets                                                 --               --                --          281,058

Equity in Earnings of Joint Ventures                               81,698           76,368           232,499          173,398
                                                            --------------    -------------   ---------------  ---------------

Income (Loss) from Continuing Operations                          754,764         (559,028 )       2,662,101          218,797
                                                            --------------    -------------   ---------------  ---------------

Discontinued Operations (Note 5):
    Income (Loss) from discontinued operation, net                   (889 )        (18,190 )          21,044           67,367
    Gain (Loss) on disposal of discontinued
       operations, net                                             (6,251 )       (482,753 )         376,120         (894,698 )
                                                            --------------    -------------   ---------------  ---------------
                                                                   (7,140 )       (500,943 )         397,164         (827,331 )
                                                            --------------    -------------   ---------------  ---------------

Net Income (Loss)                                              $  747,624     $ (1,059,971 )    $  3,059,265       $ (608,534 )
                                                            ==============    =============   ===============  ===============

Net Income (Loss) Per Limited Partner Unit
    Continuing Operations                                       $    0.17        $   (0.12 )      $     0.59        $    0.05
    Discontinued Operations                                            --            (0.11 )            0.09            (0.18 )
                                                            --------------    -------------   ---------------  ---------------

Total                                                           $    0.17        $   (0.23 )      $     0.68        $   (0.13 )
                                                            ==============    =============   ===============  ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                           4,500,000        4,500,000         4,500,000        4,500,000
                                                            ==============    =============   ===============  ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                      Nine Months Ended          Year Ended
                                                                        September 30,           December 31,
                                                                             2002                   2001
                                                                     ---------------------    -----------------
General partners:
    Beginning balance                                                       $     160,017         $    160,017
    Net income                                                                         --                   --
                                                                     ---------------------    -----------------
                                                                                  160,017              160,017
                                                                     ---------------------    -----------------

Limited partners:
    Beginning balance                                                          33,132,595           36,592,727
    Net income                                                                  3,059,265              139,868
    Distributions ($0.60 and $0.80 per limited
       partner unit, respectively)                                             (2,700,000 )         (3,600,000 )
                                                                     ---------------------    -----------------
                                                                               33,491,860           33,132,595
                                                                     ---------------------    -----------------

Total partners' capital                                                   $    33,651,877        $  33,292,612

                                                                     =====================    =================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                               2002                2001
                                                                         -----------------    ----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                $  3,025,652        $  2,184,632
                                                                         -----------------    ----------------

    Cash Flows from Investing Activities:
       Additions to land and buildings on operating leases                     (1,406,745 )                --
       Proceeds from sale of assets                                             1,918,641           1,145,045
       Investment in joint ventures                                              (221,404 )        (1,134,117 )
                                                                         -----------------    ----------------
          Net cash provided by investing activities                               290,492              10,928
                                                                         -----------------    ----------------

    Cash Flows from Financing Activities:
       Proceeds from loan from corporate general partner                               --             100,000
       Repayment of loan from corporate general partner                                --            (100,000 )
       Distributions to limited partners                                       (2,700,000 )        (2,700,000 )
                                                                         -----------------    ----------------
          Net cash used in financing activities                                (2,700,000 )        (2,700,000 )
                                                                         -----------------    ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                              616,144            (504,440 )

Cash and Cash Equivalents at Beginning of Period                                  774,673           1,081,650
                                                                         -----------------    ----------------

Cash and Cash Equivalents at End of Period                                   $  1,390,817         $   577,210
                                                                         =================    ================

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of period                     $   900,000         $   900,000
                                                                         =================    ================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Land and Buildings on Operating Leases:

         In June 2002, the Partnership reinvested a portion of the net sales proceeds from the sale of the property in Mesquite, Texas and the majority of the net sales proceeds from the sale of the property in Rancho Cordova, California in a property in Austin, Texas at an approximate cost of $1,406,700. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners (see
         Note 6).

4.       Investment in Joint Ventures:

         In June 2002, the Partnership reinvested a portion of the net sales proceeds from the sale of the property in Mesquite, Texas, in a joint venture arrangement, Arlington Joint Venture, with CNL Income Fund VII, Ltd., an affiliate of the general partners. The joint venture acquired a property in Arlington, Texas from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 6). The Partnership and CNL Income Fund VII, Ltd. entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. As of September 30, 2002, the Partnership had contributed approximately $210,800 for a 21% interest in this joint venture.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


4.       Investment in Joint Ventures - Continued:

         As of September 30, 2002, Columbus Joint Venture, TGIF Pittsburgh Joint Venture, and Arlington Joint Venture, each owned and leased one property to operators of fast-food or family-style restaurants. In addition, the Partnership and affiliates, in three separate tenancies in common, each owned and leased one property to operators of fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures at:

                                                                    September 30,                   December 31,
                                                                        2002                            2001
                                                                   ----------------                ----------------
          Land and buildings on operating
              leases, net                                             $  7,824,122                    $  6,921,194
          Cash                                                              23,556                          11,544
          Accrued rental income                                            322,169                         246,192
          Other assets                                                          25                           1,160
          Liabilities                                                       23,441                          23,698
          Partners' Capital                                              8,146,431                       7,156,392


                                                                                         Nine Months Ended
                                                     Quarter Ended September 30,            September 30,
                                                       2002             2001             2002            2001
                                                    ------------   ----------------  -------------  ---------------

          Revenues                                    $ 236,454        $   207,074      $ 650,362       $  539,445
          Expenses                                      (40,342 )          (37,022 )     (116,935 )        (97,177 )
                                                    ------------   ----------------  -------------  ---------------
          Net Income                                  $ 196,112        $   170,052      $ 533,427       $  442,268
                                                    ============   ================  =============  ===============

         The Partnership recognized income of $232,499 and $173,398 during the nine months ended September 30, 2002 and 2001, respectively, of which $81,698 and $76,368 were earned during the quarters ended September 30, 2002 and 2001, respectively, from these joint ventures and tenancies in common.

5.       Discontinued Operations:

         In March 2002, the Partnership sold its Denny's property in Mesquite, Texas, to an unrelated third party for $475,000 and received net sales proceeds of approximately $448,700. Due to the fact that the Partnership had recorded provisions for write-down of assets in previous years, including $482,753 during the quarter and nine months ended September 30, 2001, respectively, no gain or loss on disposal of discontinued operations was recorded during the nine months ended September 30, 2002 relating to this sale.

         In June 2002, the Partnership sold its Jack in the Box property in Rancho Cordova, California, to an unrelated third party for approximately $1,363,400 and received net sales proceeds of
         approximately   $1,325,100,   resulting   in  a  gain  on  disposal  of
         discontinued operations of approximately $402,600 during the nine months ended September 30, 2002.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


5.       Discontinued Operations - Continued:

         In June 2002, the Partnership entered into an agreement with an unrelated third party to sell the Denny's property in Bucyrus, Ohio. In connection with the anticipated sale of the property, the Partnership recorded a loss on disposal of assets of $382,366 during the nine months ended September 30, 2001 and $20,262 during the quarter and six months ended June 30, 2002. In August 2002, the Partnership sold this property for $156,200 and received net sales proceeds of approximately $144,900, resulting in an additional loss of $6,251 during the quarter and nine months ended September 30, 2002. The financial results for these three properties are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of the discontinued operations for the above properties are as follows:

                                                Quarter Ended September 30,       Nine Months Ended September 30,
                                                   2002             2001               2002               2001
                                              ---------------   --------------   -----------------   ---------------
          Rental revenues                            $    --       $   29,274         $    42,364        $   91,583
          Interest and other income                       --               --               3,168            35,532
          Expenses                                      (889 )        (47,464 )           (24,488 )         (59,748 )
          Gain (loss) on disposal of assets           (6,251 )       (482,753 )           376,120          (894,698 )
                                              ---------------   --------------   -----------------   ---------------
          Income (loss) from discontinued
                operations                        $   (7,140 )    $  (500,943 )      $    397,164       $  (827,331 )
                                              ===============   ==============   =================   ===============

6.       Related Party Transactions:

         In June 2002, the Partnership acquired a property, in Austin, Texas, from CNL Funding 2001-A, LP, for a purchase price of approximately $1,406,700 (see Note 3). In addition, in June 2002, the Partnership invested in Arlington Joint Venture with CNL Income Fund VII, Ltd. Arlington Joint Venture acquired a property in Arlington, Texas, from CNL Funding 2001-A, LP, for a purchase price of approximately $1,003,600 (see Note 4). CNL Funding 2001-A, LP is an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership. The purchase price paid by the Partnership and the joint venture represented the costs incurred by CNL Funding 2001-A, LP to acquire the properties.

         During 2001, Phoenix Restaurant Group, Inc. ("PRG") filed for bankruptcy and rejected two of the four leases it had with the Partnership. In May and June 2002, the bankruptcy court assigned the two leases not rejected by PRG relating to the properties Branson, Missouri and Temple, Texas to CherryDen, LLC and Seana, LLC, respectively. CherryDen, LLC is an affiliate of the general partners. All other lease terms remained the same. In connection with these leases, the Partnership recognized rental revenues of approximately $196,500 and $74,500 relating to the properties in Branson, Missouri and Temple, Texas, respectively, during the nine months ended September 30, 2002 of which approximately $74,100 and $17,500 were earned during the quarter ended September 30, 2002, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2001, the Partnership owned 38 Properties directly and five Properties indirectly through joint venture or tenancy in common arrangements. As of September 30, 2002, the Partnership owned 35 Properties, directly and six Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) was $3,025,652 and $2,184,632 for the nine months ended September 30, 2002 and 2001, respectively. The increase in cash from operating activities during the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, was a result of changes in the Partnership's working capital and changes in income and expenses, as described in "Results of Operations."

         Other sources and uses of capital included the following during the nine months ended September 30, 2002.

         In March 2002, the Partnership sold its Property in Mesquite, Texas, to an unrelated third party for $475,000 and received net sales proceeds of approximately $448,700. Due to the fact that the Partnership had recorded provisions for write-down of assets in previous years, no gain or loss was recorded during the nine months ended September 30, 2002 relating to this sale.

         In June 2002, the Partnership sold the Jack in the Box Property in Rancho Cordova, California, to an unrelated third party for approximately $1,363,400 and received net sales proceeds of approximately $1,325,100, resulting in a gain on disposal of discontinued operations of approximately $402,600 during the nine months ended September 30, 2002.

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

         The Partnership and the joint venture acquired the Properties from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership. The purchase prices paid by the Partnership and the joint venture represented the costs incurred by CNL Funding 2001-A, LP to acquire the Properties. The general partners believe that this transaction, or a portion thereof, relating to the sale of the Property in Rancho Cordova, California and the reinvestment of the net sales proceeds, described above, will qualify as a like-kind transaction for federal income tax purposes. The Partnership anticipates its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from these transactions.

         In June 2002, the Partnership entered into an agreement with an unrelated third party to sell the Denny's Property in Bucyrus, Ohio. In connection with the anticipated sale of the Property, the Partnership recorded a loss on disposal of assets of $20,262 during the quarter and six months ended June 30, 2002. In August 2002, the Partnership sold this Property for $156,200 and received net sales proceeds of approximately $144,900, resulting in an additional loss of $6,251 during the quarter and nine months ended September 30, 2002. The Partnership anticipates it will reinvest these proceeds in an additional Property. The Partnership anticipates its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from this transaction.

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to invest in an additional Property, pay Partnership expenses, or to make distributions to the partners. At September 30, 2002, the Partnership had $1,390,817 invested in such short-term investments, as compared to $774,673 at December 31, 2001. Cash and cash equivalents increased during the nine months ended September 30, 2002, primarily as a result of collections of accounts receivable from December 31, 2001 and the receipt of sales proceeds from the sale of the Property in Bucyrus, Ohio, as described above. The funds remaining at September 30, 2002, will be used to invest in an additional Property and to pay distributions and other liabilities.

Short-Term Liquidity

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will generate net cash flow in excess of operating expenses.

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

         Total liabilities of the Partnership, including distributions payable, were $1,021,086 at September 30, 2002, as compared to $1,012,790 at December 31, 2001. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership. Based on current and, for the nine months ended September 30, 2001, a loan from the corporate general partner, the Partnership declared distributions to limited partners of $2,700,000 for each of the nine months ended September 30, 2002 and 2001 ($900,000 for each of the quarters ended September 30, 2002 and 2001). This represents distributions of $0.60 per unit for each of the nine months ended September 30, 2002 and 2001, ($0.20 for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2002 and 2001. No amounts distributed to the limited partners for the nine months ended September 30, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $3,047,113 for the nine months ended September 30, 2002, as compared to $2,135,255 for the same period of 2001, of which $880,791 and $691,355 were earned during the third quarter of 2002 and 2001, respectively. Rental revenues were lower during the quarter and nine months ended September 30, 2001 as compared to the same periods of 2002, due to the fact that in March 2001, the Partnership stopped recording rental revenues relating to four Denny's Properties because the tenant, Phoenix Restaurant Group, Inc. ("PRG") was experiencing financial difficulties and ceased rental payments. In October 2001, PRG filed for bankruptcy and rejected two of the four leases it had with the Partnership. During the nine months ended September 30, 2002, the Partnership received payment of past due rents relating to the two Properties not rejected by PRG and recorded the rental revenues. During 2002, the bankruptcy court assigned these two leases to new tenants, all other lease terms remained the same. ne of the new tenants is an affiliate of the general partners. In March 2002, the Partnership sold one of the vacant Properties, as described above in "Capital Resources." The Partnership still has one vacant Property and will not recognize any rental revenues from it until the Property is re-leased or the Property is sold and the proceeds are reinvested in an additional Property. The lost revenues resulting from the remaining vacant
Property will have an adverse effect on the results of operation of the Partnership if the Partnership is not able to re-lease or sell the Property in a timely manner. The general partners are currently seeking a replacement tenant for the vacant Property.

         The tenant of the Las Vegas, Nevada Property vacated the Property and ceased restaurant operations during the first quarter of 2001. The Partnership sold this Property in December 2001 and used the proceeds to acquire two additional Properties. The increase in rental revenues during the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, was partially due to the acquisition of these two Properties, one in December 2001 and one in June 2002.

         During the nine months ended September 30, 2002 and 2001, the Partnership earned net income from joint ventures of $232,499 and $173,398, respectively, of which $81,698 and $76,368 were earned during the quarters ended September 30, 2002 and 2001, respectively. The increase in net income earned by joint ventures during the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, was primarily due to the fact that in June 2001, the Partnership reinvested the net sales proceeds it received from the 2001 sale of the Property in Marana, Arizona in a Property in Walker, Louisiana, with an affiliate of the general partners, as tenants-in-common. In addition, in June 2002, the Partnership reinvested a portion of the net sales proceeds from the sale of the Property in Marana, Arizona in a joint venture arrangement, Arlington Joint Venture, as described above in "Capital Resources".

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets were $662,715 and $2,419,698, for the nine months ended September 30, 2002 and 2001, respectively, of which $211,865 and $1,332,776 were incurred during the quarters ended September 30, 2002 and 2001, respectively. Operating expenses were higher during the quarter and nine months ended September 30, 2001, as compared to the same periods of 2002, due to the fact that during the quarter and nine months ended September 30, 2001, the Partnership recorded provisions for write-down of assets of $1,128,352 and $1,390,713, respectively, relating to the Properties leased by PRG and the vacant Property in Las Vegas, Nevada. The provisions represented the difference between each Property's carrying value and its fair value. As of September 30, 2002, the Partnership had one remaining vacant Property. The Partnership is seeking a replacement tenant for the Property.

         In addition, the decrease in operating expenses during the quarter and nine months ended September 30, 2002, was partially due to the fact that during 2002 and 2001, the Partnership incurred Property related expenses, such as legal fees, repairs and maintenance, insurance and real estate taxes relating to vacant Properties. Between November 2001 and September 2002, the Partnership sold four of its vacant Properties. The Partnership did not incur any additional expenses relating to these Properties after the sale of the Properties had occurred.

         The decrease in operating expenses during the nine months ended September 30, 2002, was also due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and a decrease in the amount of state tax expense relating to several states in which the Partnership conducts business. The decrease in operating expenses during the quarter ended September 30, 2002, as compared to the same quarter of 2001, was partially offset by an increase in depreciation expense due to the fact that in December 2001 and June 2002 the Partnership acquired two additional Properties.

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

         During the nine months ended September 30, 2002, the Partnership identified and sold three Properties that met the criteria of this standard and were classified as Discontinued Operations in the accompanying financial statements. Two of the Properties were vacant and the proceeds from all three sales were reinvested in income producing Properties.

         As a result of the 2001 sale of the Property in Marana, Arizona, the Partnership recognized a gain of $281,058, during the nine months ended September 30, 2001.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                 10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002, and incorporated herein by reference.)

                 99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                 99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                 (b)      Reports on Form 8-K

                          No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 4th day of November, 2002.


                                            CNL INCOME FUND XVI, LTD.

                                            By:CNL REALTY CORPORATION
                                               General Partner


                                               By:/s/ James M. Seneff, Jr.
                                                  ---------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


                                               By:/s/ Robert A. Bourne
                                                  ---------------------------
                                                  ROBERT A. BOURNE
                                                  President and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


        I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XVI, Ltd. (the "registrant"), certify that:

        1.  I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  the
            registrant;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 4, 2002


/s/ James M. Seneff, Jr.
--------------------------
James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XVI, Ltd. (the "registrant") certify that:

        1.  I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  the
            registrant;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 4, 2002


/s/ Robert A. Bourne
-----------------------------
Robert A. Bourne
President and Treasurer

                                  EXHIBIT INDEX


Exhibit Number

        (c)   Exhibits

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

               10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as
                        Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002, and incorporated herein by reference.)

               99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

               99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 99.1

                                  EXHIBIT 99.2