Form 10-K
period 2002-12-31
CNL INCOME FUND XVI LTD
filed 2003-03-28
CIK 913058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

           Securities registered pursuant to Section12 (b) of the Act:

   Title of each class:                  Name of exchange on which registered:
        None                                        Not Applicable

           Securities registered pursuant to Section12(g) of the Act:

              Units of limited partnership interest ($10 per Unit)
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes___ No X

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

         As of December 31, 1999, the Partnership owned 40 Properties directly and three Properties indirectly through joint venture or tenancy in common arrangements. During 2000, the Partnership reinvested the net sales proceeds from the 1999 sale of the Property in Lawrence, Kansas in TGIF Pittsburgh Joint Venture, with affiliates of the General Partners, to purchase and hold one restaurant Property. During 2000, the Partnership sold its Property in Columbia Heights, Minnesota. During 2001, the Partnership sold its Properties in Marana, Arizona, St. Cloud, Minnesota, and Las Vegas, Nevada and reinvested the majority of the net sales proceeds in a Property in San Antonio, Texas and a Property in Walker, Louisiana, with CNL Income Fund VIII, Ltd., a Florida limited partnership and an affiliate of the General Partners, as tenants-in-common. During 2002, the Partnership sold its Properties in Rancho Cordova, California, Mesquite, Texas, and Bucyrus, Ohio. The Partnership reinvested the net sales proceeds from the sales of the Properties in Rancho Cordova, California, and Mesquite, Texas in a Property in Austin, Texas and in Arlington Joint Venture. The Partnership intends to reinvest the proceeds from the sale of the Property in Bucyrus, Ohio in an additional Property. As of December 31, 2002, the Partnership owned 35 Properties directly and six Properties indirectly through joint venture or tenancy in common arrangements. The 35 Properties owned directly include six Properties consisting of land only. The lessee of the six Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. In general, the Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the Properties owned by joint ventures in which the Partnership is a co-venturer and Properties owned as tenants-in-common with affiliates of the General Partners provide for initial terms ranging from 9 to 20 years (the average being 18 years) and expire between 2008 and 2020. The leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $25,100 to $259,900. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 28 of the Partnership's 41 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         In August 1999, the leases relating to the Long John Silver's Properties in Silver City and Clovis, New Mexico and Copperas Cove, Texas were amended to provide rent deferrals. All other lease terms remained unchanged. As of March 10, 2003, the Partnership has continued to receive the reduced rental payments relating to these Properties and has collected a portion of the deferrals, in accordance with the 1999 agreement. The General Partners do not believe that the rent deferrals will have a material adverse effect on the results of operations of the Partnership.

         The tenant of the Property in Celina, Ohio exercised its option to extend the lease for an additional five years beginning in March 2003. All other lease terms remained unchanged and are substantially the same as the Partnership's other leases as described above.

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

         During 2002, the Partnership reinvested the net sales proceeds from the sale of the Properties in Rancho Cordova, California, and Mesquite, Texas in a Property in Austin, Texas and in Arlington Joint Venture, which acquired a Property in Arlington, Texas. The lease terms for these Properties are substantially the same as the Partnership's other leases.

Major Tenants

         During 2002, two lessees of the Partnership, (i) Golden Corral Corporation and (ii) Jack in the Box Inc. and Jack in the Box Eastern Division, LP. (affiliated under common control of Jack in the Box Inc., herein after referred to as "Jack in the Box Inc."), each contributed more than ten percent of the Partnership's rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and the Properties held as tenants-in-common with affiliates). As of December 31, 2002, Golden Corral Corporation was the lessee under leases relating to six restaurants and Jack in the Box Inc. was the lessee under leases relating to five restaurants. It is anticipated that based on the minimum rental payments required by the leases these two lessees will each continue to contribute more than ten percent of the Partnership's rental revenues in 2003. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Jack in the Box, and Denny's, each accounted for more than ten percent of the Partnership's rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and the Properties held as tenants-in-common with affiliates). In 2003, it is anticipated that each of these Restaurant Chains will continue to contribute more than ten percent of the Partnership's rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 2002, Golden Corral Corporation leased Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2002:


                Entity Name             Year      Ownership               Partners                Property

       CNL Income Fund XVI, Ltd and     1996       80.44%      CNL Income Fund XVII, Ltd.       Fayetteville, NC
            CNL Income Fund XVII,
            Ltd. Tenants in Common

       CNL Income Fund II, Ltd., CNL    1998       40.42%      CNL Income Fund II, Ltd.         Memphis, TN
            Income Fund VI, Ltd. and                           CNL Income Fund VI, Ltd.
            CNL Income Fund XVI,
            Ltd. Tenants in Common

       Columbus Joint Venture           1998       32.35%      CNL Income Fund XII, Ltd.        Columbus, OH
                                                               CNL Income Fund XVIII, Ltd.


       TGIF Pittsburgh Joint Venture    2000       19.72%      CNL Income Fund VII, Ltd.        Homestead, PA
                                                               CNL Income Fund XV, Ltd.
                                                               CNL Income Fund XVIII, Ltd.

       CNL Income Fund VIII, Ltd.,      2001       83.00%      CNL Income Fund VIII, Ltd.       Walker, LA
            and CNL Income Fund XVI,
            Ltd. Tenants in Common

       Arlington Joint Venture          2002       21.00%      CNL Income Fund VII, Ltd.        Arlington, TX



         Each of the joint ventures or tenancies in common were formed to hold one Property. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The Partnership shares management control equally with the affiliates of the General Partners.

         The joint venture and tenancy in common arrangements provide for the Partnership and its joint venture or tenancy in common partners to share in all costs and benefits in proportion to each partner's percentage interest in the business entity. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the business entity.

         Arlington Joint Venture has an initial term of 30 years, each of the other joint ventures has an initial term of 20 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either joint venturer by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partner to dissolve the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer to assign its joint venture or tenancy in common interest without first offering it for sale to its partner, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

         During 2002, the Partnership reinvested a portion of the net sales proceeds from the sale of the Property in Mesquite, Texas in Arlington Joint Venture, to purchase and hold one Property.

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

Certain Management Services

         RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.), an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. CNL APF Partners, LP assigned its rights in, and its obligations under, the management agreement with the Partnership to RAI Restaurants, Inc. ("Advisor") effective January 1, 2002. All of the terms and conditions of the management agreement, including the payment of fees, remained unchanged. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices, and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL American Properties, Inc. ("APF"), the parent company of the Advisor, perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2002, the Partnership owned 41 Properties. Of the 41 Properties, 35 are owned by the Partnership in fee simple, three are owned through joint venture arrangements and three are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 16,600 to 104,800 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership, either directly or indirectly through joint venture or tenancy in common arrangements, as of December 31, 2002 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.


                     State                          Number of Properties

                California                                      1
                Colorado                                        1
                Washington, D.C.                                1
                Florida                                         5
                Georgia                                         1
                Idaho                                           1
                Indiana                                         2
                Kansas                                          1
                Louisiana                                       1
                Missouri                                        4
                New Mexico                                      3
                North Carolina                                  3
                Ohio                                            3
                Pennsylvania                                    1
                Tennessee                                       1
                Texas                                          11
                Utah                                            1
                                                        -----------------

                TOTAL PROPERTIES                               41
                                                        =================

         Buildings. Each of the Properties owned by the Partnership, either directly or indirectly through joint venture or tenancy in common arrangements, includes a building that is one of a Restaurant Chain's approved designs.
However, the buildings located on the six Checkers Properties are owned by the tenant while the land parcels are owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 2,000 to 11,100 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2002, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes.

         As of December 31, 2002, the aggregate cost of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $32,441,035 and $8,290,050, respectively.

         The following table lists the Properties owned by the Partnership, either directly or indirectly through joint venture or tenancy in common arrangements, as of December 31, 2002 by Restaurant Chain.

                 Restaurant Chain               Number of Properties

                 Arby's                                   2
                 Boston Market                            2
                 Checkers                                 6
                 Denny's                                  6
                 Golden Corral                            6
                 IHOP                                     2
                 Jack in the Box                          5
                 KFC                                      1
                 Long John Silver's                       4
                 T.G.I. Friday's                          1
                 Taco Cabana                              3
                 Wendy's                                  1
                 Other                                    2
                                                  ---------------------

                 TOTAL PROPERTIES                        41
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

         At December 31, 2002, 2001, 2000, 1999 and 1998, the properties were 98%, 93%, 98%, 95% and 89%, occupied, respectively. The following is a schedule of the average rent per property for each of the years ended December 31:



                                       2002              2001              2000             1999              1998
                                 --------------    -------------     -------------    -------------     -------------


Rental Revenues (1)(2)             $ 3,953,069      $ 3,398,196       $ 3,730,031      $ 4,033,287       $ 4,244,356
Properties (2)                              40               39                42               43                44
Average Rent per Property            $  98,827        $  87,133         $  88,810        $  93,797         $  96,463




 (1) Rental revenues includes the Partnership's share of rental revenues from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements.

 (2) Excludes Properties that were vacant at December 31, and did not generate rental revenues during the year ended December 31.

         The following is a schedule of lease expirations for leases in place as of December 31, 2002 for the next ten years and thereafter.


                                                                                     Percentage of
             Expiration Year          Number             Annual Rental               Gross Annual
                                     of Leases              Revenues                 Rental Income
             -----------------    ----------------    ---------------------    --------------------------

              2003                     --                          --                        --
              2004                     --                          --                        --
              2005                     --                          --                        --
              2006                     --                          --                        --
              2007                     --                          --                        --
              2008                      1                $     25,056                     0.65%
              2009                      2                     255,371                     6.59%
              2010                      4                     498,615                    12.87%
              2011                      3                     339,320                     8.76%
              2012                      2                     251,950                     6.50%
              Thereafter               28                   2,503,835                    64.63%
                                ----------               ------------                   -------
              Total (1)                40                $  3,874,147                   100.00%
                                ==========               ============                   ======



 (1) Excludes one Property which was vacant at December 31, 2002 and sold in February 2003.


         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2002 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases six Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2009 and 2015) and the average minimum base annual rent is approximately $155,400 (ranging from approximately $138,000 to $192,900).

         Jack in the Box Inc. leases six Jack in the Box restaurants. The initial term of each lease is either 17 or 18 years (expiring between 2011 and
2019) and the average minimum base annual rent is approximately $113,900 (ranging from approximately $96,300 to $136,500).

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

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 10, 2003, there were 3,012 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2002, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase) may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2002, the price paid for any Unit transferred pursuant to the Plan ranged from $8.62 to $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2002 and 2001 other than pursuant to the Plan, net of commissions.


                                              2002 (1)                                 2001 (1)
                                 ------------------------------------    -------------------------------------
                                   High         Low        Average         High          Low        Average
                                 ---------    --------    -----------    ---------     --------    -----------

         First Quarter              $7.21      $ 6.00        $  6.29        $9.51       $ 5.97        $  7.81
         Second Quarter              6.75        6.68           6.72         6.78         6.20           6.43
         Third Quarter               7.33        6.00           6.39         6.70         6.70           6.70
         Fourth Quarter              7.25        6.00           6.39         6.88         5.60           6.54



 (1) A total of 39,922 and 31,096 Units were transferred other than pursuant to the Plan for the years ended December 31, 2002 and 2001.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2002 and 2001, the Partnership declared cash distributions of $3,600,000 to the Limited Partners. No amounts distributed to the Limited Partners for the years ended December 31, 2002 and 2001, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. Distributions of $900,000 were declared at the close of each of the Partnership's calendar quarters. This amount includes monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable

Item 6.  Selected Financial Data

         The following selected financial data should be read in conjunction with the financial statements and related notes in Item 8. hereof.


                                               2002           2001             2000           1999          1998
                                           ------------- --------------  -------------- -------------- -------------

Year ended December 31:

Continuing Operations (5):
    Revenues                                 $3,989,492    $ 2,924,556     $ 3,379,286     $3,508,929    $3,738,930
    Equity in earnings of joint ventures        312,454        250,885         180,084        158,580       132,002
    Income from continuing
      operations (1) (2)                      3,477,533      1,335,833       1,742,889      2,464,253     2,616,126

Discontinued Operations (5):
    Revenues                                     45,532        150,277         326,869        392,301       407,192
    Income (loss) from discontinued
      operations (3) (4)                       (180,205 )   (1,195,965 )       202,923        350,755       360,872

Net income                                    3,297,328        139,868       1,945,812      2,815,008     2,976,998

Net income (loss) per Unit:
    Continuing operations                    $     0.77    $      0.30     $      0.38     $     0.55    $     0.58
    Discontinued operations                       (0.04 )        (0.27 )          0.05           0.08          0.08
                                             ----------    -----------     -----------     ----------    ----------
      Total                                  $     0.73    $      0.03     $      0.43     $     0.63    $     0.66
                                             ==========    ===========     ===========     ==========    ==========

Cash distributions declared                  $3,600,000    $ 3,600,000     $ 3,600,000     $3,600,000    $3,690,000
Cash distributions declared per
    Unit                                           0.80           0.80            0.80           0.80          0.82

At December 31:
    Total assets                            $34,019,581   $ 34,305,402     $37,936,084    $39,710,973   $40,188,641
    Total partners' capital                  32,989,940     33,292,612      36,752,744     38,406,932    39,191,924



    (1) Income from continuing operations includes $1,132,394 and $926,805 in provisions for write-down of assets for the years ended December 31, 2001 and 2000, respectively.

    (2) Income from continuing operations includes $383,637 and $88,661 in gains on sale of assets for the years ended December 31, 2001 and 2000, respectively. Income from continuing operations includes $84,478 in loss on sale of assets for the year ended December 31, 1999.

    (3) Income (loss) from discontinued operations includes $556,884, $1,158,159, $36,166 and $450,625 in provisions for write-down of assets for the years ended December 31, 2002, 2001, 2000 and 1998, respectively.

    (4) Income (loss) from discontinued operations includes $396,382 in gains on sale of assets for the year ended December 31, 2002.

    (5) Certain items in prior years' financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on total net income. The results of operations relating to Properties that were either disposed of or were classified as held for sale as of December 31, 2002 are reported as discontinued operations. The results of operations relating to Properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations.




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Partnership was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, to be leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $25,100 to $259,900. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. As of December 31, 2000, the Partnership owned 39 Properties directly and four Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2001, the Partnership owned 37 Properties directly and five Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2002, the Partnership owned 35 Properties directly and six Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

        Cash from operating activities was $3,878,671, $2,723,368, and $3,165,697, for the years ended December 31, 2002, 2001, and 2000, respectively. The increase in cash from operating activities during the year ended December 31, 2002, as compared to the previous year, and the decrease during 2001, as compared to 2000, was primarily a result of changes in income and expenses.

        Other sources and uses of cash included the following during the years ended December 31, 2002, 2001, and 2000.

        During the year ended December 31, 1999, the Partnership accepted a promissory note from the former tenant of the Shoney's Property in Las Vegas, Nevada, in the amount of $52,191, representing past due rental and other amounts. The note represented receivables for which the Partnership had established a provision for doubtful accounts. Payments were due in 60 monthly installments of $1,220 including interest at a rate of ten percent per annum, which were scheduled to commence on March 1, 2000, at which time the accrued and unpaid interest of $5,219 was capitalized into the principal balance of the note. Due to the uncertainty of the collectibility of the note, the Partnership established a provision for doubtful accounts. As of December 31, 2001 and 2000, the balance in the allowance for doubtful accounts relating to this promissory note was $63,954 and $62,751, respectively, including accrued interest of $6,117 and $4,914, respectively. During 2002, the Partnership ceased collection efforts and wrote off the balance of the promissory note.

        In February 1999, the Partnership entered into a new lease for the Property in Las Vegas, Nevada. In connection therewith, the Partnership incurred $183,500 in renovation costs which were completed in November 2000.

        In June 2000, the Partnership used the net sales proceeds from the 1999 sale of the Property in Lawrence, Kansas to invest in a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XV, Ltd., and CNL Income Fund XVIII, Ltd., each a Florida limited partnership and an affiliate of the General Partners, to purchase and hold one restaurant Property. As of December 31, 2002, the Partnership owned a 19.72% interest in the profits and losses of the joint venture.

        During 2000, the Partnership sold its Property in Columbia Heights, Minnesota, to a third party and received net sales proceeds of approximately $575,800, resulting in a gain of approximately $88,700.

        During 2001, the Partnership sold its Properties in Marana, Arizona, Las Vegas, Nevada, and St. Cloud, Minnesota, each to a third party, and received net sales proceeds of approximately $2,851,700, resulting in a net gain on sale of assets of approximately $383,700. During 2001, the Partnership reinvested the net sales proceeds from the sale of the Property in Marana, Arizona in a Property in Walker, Louisiana, as tenants-in-common, with CNL income Fund VIII, Ltd., a Florida limited partnership, and an affiliate of the General Partners. As of December 31, 2002, the Partnership had contributed approximately $1,144,200 for an 83% interest in the profits and losses of the Property. During 2001, the Partnership reinvested the net sales proceeds from the sale of the Property in Las Vegas, Nevada in a Property in San Antonio, Texas.

        In October 2001, the Partnership entered into a promissory note with the corporate General Partner in the amount of $300,000 in connection with the operations of the Partnership. The loan was uncollateralized, non-interest bearing and due on demand. As of December 31, 2001, the Partnership had repaid the loan in full to the corporate General Partner.

        During 2002, the Partnership sold its Properties Rancho Cordova, California, Mesquite, Texas, and Bucyrus, Ohio, each to a third party, and received net sales proceeds of approximately $1,918,700, resulting in a net gain on discontinued operations of approximately $396,400. The Partnership reinvested the sales proceeds from the sales of the properties in Rancho Cordova, California and Mesquite, Texas in a Property in Austin, Texas and in Arlington Joint Venture, with CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the General Partners. The joint venture acquired a Property in Arlington, Texas. As of December 31, 2002, the Partnership had contributed approximately $210,800 for a 21% interest in this joint venture The Partnership intends to reinvest the net sales proceeds from the sale of the Property in Bucyrus, Ohio in an additional Property.

        The Partnership and the joint venture acquired the Properties in San Antonio, Texas, Austin, Texas and Arlington, Texas from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership and the joint venture. The purchase prices paid by the Partnership and the joint venture represented the costs incurred by CNL Funding 2001-A, LP to acquire the Properties. These transactions, or a portion thereof, relating to the sale of Properties in Las Vegas, Nevada and Rancho Cordova, California and the reinvestment of the net sales proceeds in the Properties in San Antonio and Austin, Texas qualified as a like-kind transaction for federal income tax purposes.

        In December 2002, the Partnership entered into an agreement with a third party to sell the Property in Salina, Kansas. In February 2003, the Partnership sold this Property and received net sales proceeds of approximately $154,500, resulting in a loss on sale of discontinued operations of approximately
$536,600, which the Partnership recorded as of December 31, 2002. The Partnership anticipates it will reinvest these proceeds in an additional Property.

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

        Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending reinvestment in additional Properties, paying Partnership expenses, or making distributions to partners. At December 31, 2002, the Partnership had $1,343,836 invested in such short-term investments as compared to $774,673 at December 31, 2001. The increase in cash was primarily a result of the Partnership holding sales proceeds at December 31, 2002, pending reinvestment in additional Properties. As of December 31, 2002, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately one percent annually. The funds remaining at December 31, 2002, will be used to invest in an additional Property, and toward the payment of distributions and other liabilities.

Short-Term Liquidity

        The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

        The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will continue to generate net cash flow in excess of operating expenses.

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

        The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the year ended December 31, 2001, a loan from the corporate General Partner, the Partnership declared distributions to the Limited Partners of $3,600,000, for each of the years ended December 31, 2002, 2001, and 2000. This represents distributions of $0.80 per Unit for each of the years ended December 31, 2002, 2001, and 2000. No distributions were made to the General Partners during the years ended December 31, 2002, 2001, and 2000. No amounts distributed to the Limited Partners for the years ended December 31, 2002, 2001, and 2000, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to Limited Partners on a quarterly basis.

        During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income during the years ended December 31, 2002, 2001 and 2000.

        As of December 31, 2002 and 2001, the Partnership owed $18,292 and $17,331, respectively, to related parties for accounting and administrative services and management fees. As of March 10, 2003, the Partnership had reimbursed the affiliates these amounts. Other liabilities, including distributions payable, were $1,011,349 at December 31, 2002, as compared to $995,459 at December 31, 2001. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

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

        Management reviews the Partnership's Properties and investments in unconsolidated entities periodically for impairment at least once a year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.

        When the Partnership makes the decision to sell or commits to a plan to sell a Property within one year, its operating results are reported as discontinued operations.

Results of Operations

Comparison of year ended December 31, 2002 to year ended December 31, 2001

        Total rental revenues, including contingent rental income, were $3,930,584 during the year ended December 31, 2002, as compared to $2,883,920 during the same period of 2001. Rental revenues were lower during the year ended December 31, 2001 as compared to the same period of 2002, because the Partnership stopped recording rental revenues in March 2001 when the tenant, PRG, was experiencing financial difficulties and ceased rental payments relating to two Denny's Properties. In October 2001, PRG filed for bankruptcy. During 2002, the Partnership received payment of past due rents of approximately $522,800 relating to these two Properties, which were not rejected by PRG, and recorded the rental revenues. During 2002, the bankruptcy court assigned these two leases to new tenants and all other lease terms remained the same. One of the new tenants, CherryDen, LLC, is a Delaware limited liability company and an affiliate of the General Partners.

        In addition, the Partnership stopped recording rental revenues when the tenant of the Las Vegas, Nevada Property vacated the Property and ceased restaurant operations during the first quarter of 2001. The Partnership sold this Property in December 2001 and used the proceeds, along with the sales proceeds from the sale of a Property in Rancho Cordova, California, to acquire two additional Properties. The increase in rental revenues during 2002 was also partially due to the acquisition of these two Properties, one in December 2001 and one in June 2002.

        The Partnership also earned $312,454 attributable to net income earned by joint ventures during the year ended December 31, 2002, as compared to $250,885 during the same period of 2001. The increase in net income earned by joint ventures during the year ended December 31, 2002, as compared to the same periods of 2001, was primarily due to the fact that in June 2001, the Partnership reinvested the net sales proceeds it received from the 2001 sale of the Property in Marana, Arizona in a Property in Walker, Louisiana, as tenants-in-common, with an affiliate of the General Partners. In addition, in June 2002, the Partnership reinvested a portion of the net sales proceeds from the sale of the Property in Mesquite, Texas in a joint venture arrangement, Arlington Joint Venture.

        During 2002, two lessees of the Partnership, Golden Corral Corporation and Jack in the Box Inc., each contributed more than ten percent of the Partnership's rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and the Properties held as tenants-in-common with affiliates). As of December 31, 2002, Golden Corral Corporation was the lessee under leases relating to six restaurants and Jack in the Box Inc. was the lessee under leases relating to five restaurants. It is anticipated that based on the minimum rental payments required by the leases these two lessees will each continue to contribute more than ten percent of the Partnership's rental revenues in 2003. In addition, three Restaurant Chains, Golden Corral, Jack in the Box, and Denny's, each accounted for more than ten percent of the Partnership's rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and the Properties held as tenants-in-common with affiliates). In 2003, it is anticipated that each of these Restaurant Chains will continue to contribute more than ten percent of the Partnership's rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

        Operating expenses, including depreciation and amortization expense and provision for write-down of assets were $824,413 during the year ended December 31, 2002, as compared to $2,223,245 during the same period of 2001. Operating expenses were higher during 2001 because the Partnership established a provision for write-down of assets of approximately $1,132,400 relating to the vacant Properties in Las Vegas, Nevada and St. Cloud, Minnesota and two Properties leased by PRG. The provisions represented the difference between each Property's net carrying value and its estimated fair value. During 2001, the Partnership sold the two vacant Properties and assigned the leases of the other two Properties to new tenants, as described above.

        During the years ended December 31, 2002 and 2001, the Partnership incurred Property related expenses, such as legal fees, repairs and maintenance, insurance and real estate taxes relating to vacant Properties. In addition, during 2001, the Partnership recorded a provision for doubtful accounts of approximately $90,100 relating to the Properties leased to PRG. Between November 2001 and February 2003, the Partnership sold all of its vacant Properties and re-leased the two PRG Properties to new tenants. The Partnership did not incur any additional expenses relating to these Properties after the sale and re-lease of each Property had occurred.

        Operating expenses were lower during the year ended December 31, 2002, due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and a decrease in the amount of state tax expense relating to several states in which the Partnership conducts business.

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

        As a result of the 2001 sales of the Properties in Marana, Arizona, Las Vegas, Nevada, and St. Cloud, Minnesota, the Partnership recognized gains totaling approximately $383,600 during the year ended December 31, 2001.

        During the year ended December 31, 2002, the Partnership identified four Properties that met the criteria of this standard and were classified as Discontinued Operations in the accompanying financial statements. The Partnership sold its Properties in Rancho Cordova, California, Mesquite, Texas, and Bucyrus, Ohio, resulting in a net gain on discontinued operations of approximately $396,400. The Partnership had recorded provisions for write-down of approximately $20,300, $899,900 and $36,200 during the years ended December 31, 2002, 2001 and 2000, respectively, relating to the Properties in Mesquite, Texas, and Bucyrus, Ohio. The Partnership reinvested the sales proceeds from the sales of the Properties in Rancho Cordova, California and Mesquite, Texas in a Property in Austin, Texas and in Arlington Joint Venture. During 2002, the Partnership entered into an agreement with a third party to sell the Property in Salina, Kansas. In connection with the anticipated sale of the Property, the Partnership recorded a provision for write-down of assets of approximately $536,600 during the year ended December 31, 2002. The Partnership had recorded a provision for write-down of assets in previous years, including approximately $258,300 during the year ended December 31, 2001 relating to this Property. In February 2003, the Partnership sold this Property. PRG, the tenant of the Properties in Mesquite, Texas, Bucyrus, Ohio and Salina, Kansas, experienced financial difficulties in March 2001 and terminated the lease relating to the Property in Bucyrus, Ohio. In October 2001, PRG filed for bankruptcy and rejected the leases relating to the other two Properties. The provisions represented the difference between each Property's net carrying value and its estimated fair value. The Partnership intends to reinvest the net sales proceeds from the sale of the Properties in Bucyrus, Ohio and Salina, Kansas in additional Properties.

Comparison of year ended December 31, 2001 to year ended December 31, 2000

        Total rental revenues, including contingent rental income, were $2,883,920 during the year ended December 31, 2001, as compared to $3,330,684 during the same period of 2000. Rental revenues were lower during 2001 because PRG experienced financial difficulties during 2001 and filed for bankruptcy, as described above. As a result, the Partnership stopped recording rental revenues relating to two Properties. The Partnership also had a vacant Property during 2001 resulting from a bankruptcy of a tenant in 1998. During 2001, the Partnership sold this vacant Property.

        Rental revenues were lower during 2001 because the Partnership sold its Property in Marana, Arizona. In addition, rental revenues are lower during 2001 because the Partnership stopped recording rental revenues when the tenant of the Property in Las Vegas, Nevada ceased restaurant operations and vacated the Property. The Partnership sold this Property during 2001. The decrease in rental revenues was partially offset by an increase in contingent rental income resulting from increased gross sales of certain restaurant properties, the leases of which require the payment of contingent rental income.

        The Partnership also earned $250,885 in net income from joint ventures during the year ended December 31, 2001, as compared to $180,084 during the same period of 2000. Net income earned by joint ventures was higher during 2001, as compared to 2000, because the Partnership reinvested the net sales proceeds from the sale of the Property in Marana, Arizona in Property in Walker, Louisiana, as tenants-in-common, with an affiliate of the General Partners.

        Operating expenses, including depreciation and amortization expense and provision for write-down of assets were $2,223,245 during the year ended December 31, 2001, as compared to $1,905,142 during the same period of 2000. Operating expenses were higher during 2001 because the Partnership established a provision for write-down of assets of approximately $1,132,400, as described above, during 2001, as compared to approximately $926,800 in 2000, relating to the vacant Properties described above. The Partnership incurred expenses, such as legal fees, repairs and maintenance, insurance and real estate taxes relating to these vacant Properties. In addition, the Partnership recorded a provision for doubtful accounts of approximately $90,100 relating to the Properties leased to PRG during 2001, as compared to approximately $33,500 during 2000 relating to the vacant Property in Las Vegas, Nevada. The Partnership has sold all of its vacant Properties and re-leased the two PRG Properties to new tenants, as described above. The Partnership did not incur any additional expenses relating to these Properties after the sale and re-lease of each Property had occurred. The increase in operating expenses during 2001 was also partially attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties.

        During 2000, the Partnership incurred $32,580 in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with APF. On March 1, 2000, the merger discussions were terminated.

        As a result of the 2000 sale of the Property in Columbia Heights, Minnesota, the Partnership recognized a gain on sale of assets of approximately $88,700, during 2000.

        The restaurant industry has been relatively resilient during this volatile time with steady performance during 2002. However, the industry remains in a state of cautious optimism. Restaurant operators expect their business to be better in 2003, according to a nationwide survey conducted by the National Restaurant Association, but are concerned by the budget deficits being experienced by many states and the potential of new taxes on the industry to alleviate the situation.

        The Partnership's leases as of December 31, 2002, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect of the results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

        In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or Properties held with affiliates of the General Partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                                         Page

Report of Independent Certified Public Accountants                        18

Financial Statements:

     Balance Sheets                                                       19

     Statements of Income                                                 20

     Statements of Partners' Capital                                      21

     Statements of Cash Flows                                          22-23

     Notes to Financial Statements                                     24-38

               Report of Independent Certified Public Accountants



To the Partners
CNL Income Fund XVI, Ltd.



In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund XVI, Ltd. (a Florida limited partnership) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, on January 1, 2002, the Partnership adopted Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
January 31, 2003, except for Note 13, for which the date is February 2, 2003

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                      December 31,
                                                                              2002                    2001
                                                                       -------------------     -------------------

                         ASSETS

Real estate properties with operating leases, net                         $  24,762,953           $  23,839,579
Net investment in direct financing leases                                     2,662,948               2,713,964
Real estate held for sale                                                       153,500               2,252,023
Investment in joint ventures                                                  3,446,648               3,248,973
Cash and cash equivalents                                                     1,343,836                 774,673
Receivables, less allowance for doubtful accounts
     of  $63,752 and $755,431, respectively                                      49,577                  50,999
Due from related parties                                                         18,966                  10,513
Accrued rental income, less allowance for
     doubtful accounts of $12,753 and $48,919, respectively                   1,549,115               1,382,581
Other assets                                                                     32,038                  32,097
                                                                          -------------           -------------

                                                                          $  34,019,581           $  34,305,402
                                                                          =============           =============

            LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                  3,505           $       9,022
Real estate taxes payable                                                        10,502                  36,398
Distributions payable                                                           900,000                 900,000
Due to related parties                                                           18,292                  17,331
Rents paid in advance and deposits                                               97,342                  50,039
                                                                          --------------          -------------
         Total liabilities                                                    1,029,641               1,012,790

Commitment (Note 12)

Partners' capital                                                            32,989,940              33,292,612
                                                                          ---------------         -------------

                                                                          $  34,019,581           $  34,305,402
                                                                          =============           =============


                See accompanying notes to financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                                 Year Ended December 31,
                                                                         2002                2001              2000
                                                                   ----------------   ----------------   ---------------

Revenues:
     Rental income from operating leases                              $  3,608,380        $ 2,617,750       $ 2,965,627
     Earned income from direct financing leases                            322,204            266,170           365,057
     Interest and other income                                              58,908             40,636            48,602
                                                                      ------------        -----------       -----------
                                                                         3,989,492          2,924,556         3,379,286
                                                                      ------------        -----------       -----------
Expenses:
     General operating and administrative                                  258,345            338,269           172,013
     Property expenses                                                      17,928            101,454           134,070
     Provision for doubtful accounts                                            --             90,074            33,532
     Management fees to related parties                                     41,568             30,726            36,605
     State and other taxes                                                  20,288             30,716            27,356
     Depreciation and amortization                                         486,284            499,612           542,181
     Provision for write-down of assets                                         --          1,132,394           926,805
     Transaction costs                                                          --                 --            32,580
                                                                      ------------        -----------       -----------
                                                                           824,413          2,223,245         1,905,142
                                                                      ------------        -----------       -----------

Income Before Gain on Sale of Assets and Equity in
     Earnings of Joint Ventures                                          3,165,079            701,311         1,474,144

Gain on Sale of Assets                                                          --            383,637            88,661

Equity in Earnings of Joint Ventures                                       312,454            250,885           180,084
                                                                      ------------        -----------       -----------

Income from Continuing Operations                                        3,477,533          1,335,833         1,742,889
                                                                      ------------        -----------       -----------

Discontinued Operations (Note 6)
     Loss from discontinued operations                                    (576,587)        (1,195,965)          202,923
     Gain on disposal of discontinued operations                           396,382                 --                --
                                                                      ------------        -----------       -----------
                                                                          (180,205)        (1,195,965)          202,923
                                                                      ------------        -----------       -----------

Net Income                                                            $  3,297,328        $   139,868         1,945,812
                                                                      ============        ===========       ===========

Income (Loss) Per Limited Partner Unit
     Continuing Operations                                                    0.77               0.30              0.38
     Discontinued Operations                                                 (0.04)             (0.27)             0.05
                                                                      ------------        -----------       -----------

     Total                                                            $       0.73        $      0.03       $      0.43
                                                                      ============        ===========       ===========

Weighted Average Number of
     Limited Partner Units Outstanding                                   4,500,000          4,500,000         4,500,000
                                                                      ============        ===========       ===========


                See accompanying notes to financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2002, 2001, and 2000


                                            General Partners                                Limited Partners
                                --------------------------------------  ------------------------------------------------------
                                                        Accumulated                                               Accumulated
                                   Contributions         Earnings         Contributions       Distributions         Earnings
                                ------------------   ----------------   -----------------   ----------------   ---------------

Balance, December 31, 1999        $     1,000          $   159,017       $  45,000,000      $ (17,023,017 )     $  15,659,932

    Distributions to limited
       partners ($0.80 per
       limited partner unit)               --                   --                  --         (3,600,000 )                --
    Net income                             --                   --                  --                 --           1,945,812
                                -------------        -------------       -------------      -------------       -------------

Balance, December 31, 2000              1,000              159,017          45,000,000        (20,623,017 )        17,605,744

    Distributions to limited
       partners ($0.80 per
       limited partner unit)               --                   --                  --         (3,600,000 )                --
    Net income                             --                   --                  --                 --             139,868
                                 -------------       -------------       -------------      -------------       -------------

Balance, December 31, 2001              1,000              159,017          45,000,000        (24,223,017 )        17,745,612

    Distributions to limited
       partners ($0.80 per
       limited partner unit)               --                  --                  --          (3,600,000 )                --
    Net income                             --                  --                  --                  --           3,297,328
                                 -------------       ------------       -------------      --------------       --------------

Balance, December 31, 2002        $     1,000        $    159,017       $  45,000,000      $  (27,823,017 )     $  21,042,940
                                 =============       ============       =============      ==============       =============


                                                                                            Syndication
                                                                                              Costs                  Total
                                                                                         ---------------         --------------

                                                                                           $ (5,390,000 )          $38,406,932



                                                                                                    --              (3,600,000 )
                                                                                                    --               1,945,812
                                                                                           ------------            -----------

                                                                                            (5,390,000 )            36,752,744



                                                                                                    --              (3,600,000 )
                                                                                                    --                 139,868
                                                                                           ------------            -----------

                                                                                            (5,390,000 )            33,292,612



                                                                                                    --              (3,600,000 )
                                                                                                    --               3,297,328
                                                                                           ------------            -----------
                                                                                           $ (5,390,000 )          $32,989,940
                                                                                           ============            ===========



                 See accompanying notes to financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31,
                                                                       2002               2001              2000
                                                                 ---------------    ---------------    --------------
Increase (Decrease) in Cash and Cash Equivalents
     Cash Flows from Operating Activities
      Net Income                                                    $ 3,297,328         $  139,868       $ 1,945,812
                                                                 ---------------    ---------------    --------------
      Adjustments to reconcile net income to net
       cash provided by operating
         activities:
             Depreciation                                               504,712            549,520           572,650
             Amortization of investment in direct
                financing leases                                         51,016             52,904            52,973
             Amortization                                                 2,912              3,097            13,009
             Equity in earnings of joint ventures,
                net of distributions                                     23,729             28,472             7,553
             Gain on sale of assets                                    (396,382 )         (383,637 )         (88,661 )
             Provision for write-down of assets                         556,884          2,290,553           962,971
             Provision of doubtful accounts                                  --             90,074            33,532
             Loss on termination of direct financing
               lease                                                         --                 --            31,215
             Decrease (increase) in receivables                          (8,993 )          289,153          (186,514 )
             Increase in accrued rental                                (166,534 )         (165,285 )        (212,436 )
             Decrease (increase) in other assets                         (2,852 )             (801 )           4,294
             Increase (decrease) in accounts
                payable and real estate taxes payable                   (31,413 )            1,632           (93,185 )
             Increase (decrease) in due to related
                parties                                                     961           (135,626 )          79,104
             Increase (decrease) in rents paid in
                advance and deposits                                     47,303            (36,556 )          43,380
                                                                 ---------------    ---------------    --------------
                  Total adjustments                                     581,343          2,583,500         1,219,885
                                                                 ---------------    ---------------    --------------

Net Cash Provided by Operating Activities                             3,878,671          2,723,368
                                                                                                           3,165,697
                                                                 ---------------    ---------------    --------------

      Cash Flows from Investing Activities:
         Proceeds from sale of assets                                 1,918,641          2,851,675           575,778
         Additions to real estate properties with
           operating leases                                          (1,406,745 )       (1,147,903 )        (183,500 )
         Investment in joint ventures                                  (221,404 )       (1,134,117 )        (500,021 )
         Payment of lease costs                                              --                 --           (14,057 )
                                                                 ---------------    ---------------    --------------

             Net cash provided by (used in)
                investing activities                                    290,492            569,655          (121,800 )
                                                                 ---------------    ---------------    --------------

      Cash Flows from Financing Activities:
         Proceeds from loan from corporate                                   --            300,000                --
             general partner
         Repayment of loan from corporate general
             partner                                                         --           (300,000 )              --
         Distributions to limited partners                           (3,600,000 )       (3,600,000 )      (3,600,000 )
                                                                 ---------------    ---------------    --------------

             Net cash used in financing activities                   (3,600,000 )       (3,600,000 )      (3,600,000 )
                                                                 ---------------    ---------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents                    569,163           (306,977 )        (556,103 )

Cash and Cash Equivalents at Beginning of Year                          774,673          1,081,650         1,637,753
                                                                 ---------------    ---------------    --------------
Cash and Cash Equivalents at End of Year                           $  1,343,836         $  774,673       $ 1,081,650
                                                                 ===============    ===============    ==============



                 See accompanying notes to financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED



Supplemental Schedule of Non-Cash Financing
    Activities:


      Distributions declared and unpaid at
         December 31                                              $    900,000         $  900,000            900,000
                                                                 ===============    ===============    ==============



                 See accompanying notes to financial statments.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


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

         Real Estate and Lease Accounting - The Partnership records acquisitions of real estate properties at cost, including closing costs. Real estate properties are leased to third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 31, 2002, 2001, and 2000, tenants paid directly to real estate taxing authorities $456,800 $435,000, and $463,100, respectively, in real estate taxes in accordance with the terms of their triple net leases with the Partnership.

         The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The Partnership defers recognition of the contingent rental revenues until the defined thresholds are met.

         The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

                  Direct financing method - Leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portion of some of the leases are operating leases.

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

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

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

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their estimated fair value.

         When the collection of amounts recorded as rental or other income is considered to be doubtful, a provision adjustment is made to increase the allowance for doubtful accounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

         Investment in Joint Ventures - The Partnership's investments in TGIF Pittsburgh Joint Venture, Columbus Joint Venture and Arlington Joint Venture, and the properties in Fayetteville, North Carolina, Memphis, Tennessee, and Walker, Louisiana each of which is held as tenants-in-common with affiliates, are accounted for using the equity method since the joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

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

         Lease Costs - Other assets include brokerage fees associated with negotiating leases and are amortized over the term of the new lease using the straight-line method.

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

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

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

         Reclassifications - Certain items in the prior year's financial statements have been reclassified to conform to 2002 presentation, including a change in presentation of the statement of cash flows from the direct method to the indirect method. These reclassifications had no effect on partners' capital, net income or cash flows.

         Statement  of  Financial  Accounting  Standards  No. 144 ("FAS  144") -
         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB  Interpretation  No. 46 ("FIN 46") - In January 2003,  FASB issued
         FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


2.       Real estate Properties with Operating Leases:
         --------------------------------------------

         Real estate Properties with operating leases consisted of the following at December 31:

                                                            2002                2001
                                                      --------------       -------------
                 Land                                 $   13,323,055       $ 12,776,956
                 Buildings                                14,927,816         14,067,169
                                                      --------------      ------------
                                                          28,250,871         26,844,125
                 Less accumulated depreciation            (3,487,918 )       (3,004,546 )
                                                      --------------      ------------

                                                      $   24,762,953       $ 23,839,579
                                                      ==============      =============



         During the 2001, the Partnership sold its property in Marana, Arizona and received net sales proceeds of approximately $1,145,000, resulting in a total gain of approximately $281,100. The Partnership reinvested these sales proceeds in a property in Walker, Louisiana, as tenants-in-common, with CNL Income Fund VIII, Ltd., an affiliate of the general partners.

         During the year ended December 31, 2001, the Partnership recorded a provision for write-down of assets of approximately $25,300 relating to a Boston Market property located in St. Cloud, Minnesota. The Partnership had recorded provisions for write-down of assets in prior years. During 1998, the tenant of this property filed for bankruptcy and ceased making rental payments. The provisions represented the difference between the net carrying value of the property and its estimated fair value. In November 2001, the Partnership sold this property to a third party and received net sales proceeds of approximately $647,400, resulting in a gain on sale of assets of approximately $100,700.

         During the year ended December 31, 2001, the Partnership established a provision for write-down of assets of approximately $248,800 relating to the property Las Vegas, Nevada. The tenant of this property experienced financial difficulties, ceased restaurant operations, and vacated the property. In December 2001, the Partnership sold this property to a third party and received net sales proceeds of approximately $1,059,300, resulting in a gain of approximately $1,900. In December 2001, the Partnership reinvested these sales proceeds in a property in San Antonio, Texas. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners.

         In addition, during 2001, the Partnership established a provision for write-down of assets of approximately $858,300 relating to two properties leased by Phoenix Restaurant Group, Inc. ("PRG"). The provision represented the difference between the net carrying value of each property and their estimated fair value. PRG experienced financial difficulties during 2001 and filed for Chapter 11 bankruptcy protection. During 2002 the bankruptcy court assigned the two leases to new tenants, one of which is an affiliate of the general partners.

         During 2002, the Partnership reinvested a portion of the net sales proceeds from the sale of a property in Mesquite, Texas and the majority of the net sales proceeds from the sale of a property in Rancho Cordova, California in a property in Austin, Texas for approximately $1,406,700. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


2.       Real Estate Properties with Operating Leases - Continued:
         --------------------------------------------------------

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2002:

                         2003                     $   2,988,014
                         2004                         3,014,551
                         2005                         3,155,704
                         2006                         3,191,414
                         2007                         3,193,126
                         Thereafter                  20,122,669
                                              ------------------

                                                  $  35,665,478
                                              ==================

3.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                                              2002                  2001
                                                       -----------------     -----------------
                   Minimum lease payments
                        receivable                        $   4,448,402           $ 4,799,563
                   Estimated residual values                    957,216               957,216
                   Less unearned income                      (2,742,670 )          (3,042,815 )
                                                          -------------
                                                                                  -----------
                   Net investment in direct
                        financing leases                  $   2,662,948           $ 2,713,964
                                                          =============           ===========

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2002:

                     2003                      $  355,644
                     2004                         356,299
                     2005                         356,961
                     2006                         357,629
                     2007                         358,304
                     Thereafter                 2,663,565
                                            --------------

                                              $ 4,448,402
                                            ==============

         In March 2001, the Partnership sold its property in Marana, Arizona, for which the building portion had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the building were removed from the accounts and the gain from the sale of the property was reflected in income.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


4.       Investment in Joint Ventures:
         ----------------------------

         The Partnership has a 32.35%,a 19.72% an 80.44%, and a 40.42% interest in the profits and losses of Columbus Joint Venture, TGIF Pittsburgh Joint Venture, a property in Fayetteville, North Carolina and a property in Memphis, Tennessee, held as tenants-in-common, respectively. The remaining interests in the joint ventures and the properties held as tenants in common are held by affiliates of the Partnership which have the same general partners.

         In June 2001, the Partnership reinvested the sales proceeds it received from the sale of property in Marana, Arizona, in an additional property in Walker, Louisiana, as tenants-in-common, with CNL Income Fund VIII, Ltd., an affiliate of the general partners. As of December 31, 2002, the Partnership had contributed approximately $1,144,200 for an 83% interest in the profit and losses of the property.

         In June 2002, the Partnership reinvested a portion of the net sales proceeds from the sale of the property in Mesquite, Texas, in a joint venture arrangement, Arlington Joint Venture, with CNL Income Fund VII, Ltd., an affiliate of the general partners. The joint venture acquired a property in Arlington, Texas from CNL Funding 2001-A, LP, an affiliate of the general partners for an aggregate cost of approximately $1,003,600. The Partnership and CNL Income Fund VII, Ltd. entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. As of December 31, 2002, the Partnership had contributed approximately $210,800 for a 21% interest in this joint venture.

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

                                                      December 31,                      December 31,
                                                          2002                              2001
                                                    ------------------                 ----------------
         Real estate properties with
            operating leases, net                       $   7,783,964                     $  6,921,194
         Cash                                                  27,252                           11,544
         Accrued rental income                                340,550                          246,192
         Other assets                                             188                            1,160
         Liabilities                                           30,893                           23,698
         Partners' Capital                                  8,121,061                        7,156,392


                                                                 Year Ended December 31,
                                                          2002              2001               2000
                                                     ----------------  ----------------  -----------------

         Revenues                                        $   877,210       $   747,735        $   530,177
         Expenses                                           (157,120 )        (134,476 )          (97,682 )
                                                     ----------------  ----------------  -----------------
         Net Income                                      $   720,090       $   613,259        $   432,495
                                                     ================  ================  =================

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


4.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         The Partnership recognized income totaling $312,454, $250,885, and $180,084, for the years ended December 31, 2002, 2001, and 2000, respectively, from the joint ventures and the properties held as tenants-in-common with affiliates of the general partners.

5.       Receivables:
         -----------

         During the year ended December 31, 1999, the Partnership accepted a promissory note from the former tenant of the Shoney's property in Las Vegas, Nevada, in the amount of $52,191 for past due amounts. Payments were due in 60 monthly installments of $1,220 including interest at a rate of ten percent per annum, commencing on March 1, 2000, at which time, all accrued and unpaid interest amounts were capitalized into the principal balance of the note. Due to the uncertainty of collection of the note, the Partnership established a provision for doubtful accounts relating to this note during the year ended December 31, 1999. As of December 31, 2001, the balance in the allowance for doubtful accounts relating to this promissory note was $63,954 including accrued interest of $6,117. During 2002, the Partnership ceased collection efforts and wrote off the balance of the note.

6.       Discontinued Operations:

         During 2002, the Partnership sold its properties in Rancho Cordova, California, Mesquite, Texas, and Bucyrus, Ohio, each to a third party, and received net sales proceeds of approximately $1,918,700, resulting in a net gain on discontinued operations of approximately $396,400. The Partnership had recorded provisions for write-down of assets of approximately $20,300, $899,900 and $36,200 during the years ended
         December 31, 2002, 2001 and 2000, respectively, relating to the properties in Mesquite, Texas, and Bucyrus, Ohio. The Partnership reinvested the sales proceeds from the sales of the properties in Rancho Cordova, California and Mesquite, Texas in a property in Austin, Texas and in Arlington Joint Venture.

         In December 2002, the Partnership entered into an agreement with a third party to sell the property in Salina, Kansas. As a result, the Partnership reclassified the asset from real estate properties with operating leases to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or estimated fair value, less cost to sell. In addition, the Partnership stopped recording depreciation once the property was identified for sale. In connection with the anticipated sale of the property, the Partnership recorded a provision for write-down of assets of approximately $536,600 during the year ended December 31, 2002. The Partnership had recorded a provision for write-down of assets of approximately $258,300 during the year ended December 31, 2001 relating to this property. In February 2003, the Partnership sold this property. The financial results for these four properties are reflected as Discontinued Operations in the accompanying financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


6.       Discontinued Operations - Continued:
         -----------------------------------

         The operating results of the discontinued operations for the above properties are as follows:

                                                                    Year Ended December 31,
                                                             2002            2001               2001
                                                        --------------  --------------    ---------------

          Rental revenues                                   $  45,532      $  116,298         $  326,869
          Termination fee income                                   --          33,979                 --
          Expenses                                            (65,235 )      (188,083 )          (87,780 )
          Provision for write-down                           (556,884 )    (1,158,159 )          (36,166 )
          Gain on disposal of assets                          396,382              --                 --
                                                        --------------  --------------    ---------------
          Income (loss) from discontinued operations       $ (180,205 )   $(1,195,965 )       $  202,923
                                                        ==============  ==============    ===============

7.       Allocations and Distributions:
         -----------------------------

         From inception through December 31, 1999, generally, net income and losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99% to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99% to the limited partners and one percent to the general partners. However, the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, eight percent, cumulative, noncompounded annual return on their invested capital contributions (the "Limited Partners' 8% Return").

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

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


7.       Allocations and Distributions - Continued:
         -----------------------------------------

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income during the years ended December 31, 2002, 2001 and 2000.

         During each of the years ended December 31, 2002, 2001, and 2000 the Partnership declared distributions to the limited partners of $3,600,000. No distributions have been made to the general partners to date.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


8.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:


                                                                   2002             2001              2000
                                                               --------------   --------------   ---------------


             Net income for financial reporting purposes       $   3,297,328     $    139,868       $ 1,945,812

             Effect of timing differences relating to
                  depreciation                                        35,244           40,740            38,747

             Provision for write-down of assets                      556,884        2,290,553           962,971

             Direct financing leases recorded as operating
               leases for tax reporting purposes                      51,016           52,904            52,973

             Loss on termination of direct financing leases               --               --            31,215

             Effect of timing differences relating to equity
               in earnings of joint ventures                          (7,210 )        (15,881 )          (7,155 )

             Effect of timing differences relating to
               gains/losses on real estate property sales         (1,243,058 )       (993,358 )        (430,205 )

             Effect of timing differences relating to
               allowance for doubtful accounts                      (691,679 )        326,169           338,368

             Accrued rental income                                  (166,534 )       (165,285 )        (212,436 )

             Rents paid in advance                                    47,303          (22,056 )          43,380

             Deduction of transaction costs for tax
               reporting purposes                                         --               --          (236,745 )
                                                               --------------   --------------   ---------------
             Net income for federal income tax purposes        $   1,879,294    $   1,653,654      $  2,526,925
                                                               ==============   ==============   ===============


                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


9.       Related Party Transactions:
         --------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL American Properties Fund, Inc. ("APF") served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.). RAI Restaurants, Inc. ("the Advisor") is a wholly owned subsidiary of APF. The individual general partners are stockholders and directors of APF.

         The Advisor provides services pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisor an annual management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. Any portion of the management fee not paid is deferred without interest. The Partnership incurred management fees of $41,568, $30,726, and $36,605, for the years ended December 31, 2002, 2001, and 2000, respectively.

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

         During  the  years  ended  December  31,  2002,  2001,  and  2000,  the
         Partnership's advisor and its affiliates provided accounting and administrative services. The Partnership incurred $179,207, $243,206, and $109,898, for the years ended December 31, 2002, 2001, and 2000, respectively, for such services.

         During 2001 and 2002, the Partnership acquired a property located in San Antonio, Texas and a property in Austin, Texas, respectively, from CNL Funding 2001-A, LP. In addition, in June 2002, Arlington Joint Venture, in which the Partnership owns a 21% interest, acquired a property in Arlington, Texas, from CNL Funding 2001-A, LP. CNL Funding 2001-A, LP is an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership and the joint venture. The purchase prices paid by the Partnership and the joint venture represented the costs incurred by CNL Funding 2001-A, LP to acquire the properties.

         During 2001, Phoenix Restaurant Group, Inc. ("PRG") filed for bankruptcy and rejected two of the four leases it had with the Partnership. In May and June 2002, the bankruptcy court assigned the two leases not rejected by PRG relating to the properties in Branson, Missouri and Temple, Texas to CherryDen, LLC and Seana, LLC, respectively. CherryDen, LLC is an affiliate of the general partners. All other lease terms remained the same. In connection with the lease to CherryDen, LLC, the Partnership recognized rental revenues of approximately $265,900 relating to the property in Branson, Missouri during the year ended December 31, 2002.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


9.       Related Party Transactions - Continued
         --------------------------------------

         The amount due to related parties at December 31, 2002 and 2001 totaled $18,292 and $17,331, respectively.

10.      Concentration of Credit Risk:
         ----------------------------

         The following schedule presents rental revenues from individual lessees, each representing more than ten percent of the Partnership's rental revenues (including the Partnership's share of rental revenues from joint ventures and properties held as tenants-in-common with affiliates) for each of the years ended December 31:


                                                                2002                 2001                 2000
                                                        -----------------     -----------------    -----------------

          Golden Corral Corporation                          $   989,368          $  1,023,304          $   931,631
          Jack in the Box Inc.
                (formerly known as Foodmaker, Inc.)
                                                                 624,944               621,879              556,365


         In addition, the following schedule presents rental revenues from individual restaurant chains, each representing more than ten percent of the Partnership's rental revenues (including the Partnership's share of total rental income from joint ventures and properties held as tenants-in-common with affiliates) for each of the years ended December
         31:

                                                          2002                 2001                2000
                                                      ----------------     ----------------    ---------------

              Golden Corral Family
                  Steakhouse Restaurants                  $  989,368          $ 1,023,304         $  931,631
              Denny's                                        729,186              402,615            946,399
              Jack in the Box                                624,944              621,879            556,365


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

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


11.      Selected Quarterly Financial Data:
         ----------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2002 and 2001.

                      2002 Quarter                  First        Second        Third        Fourth         Year
         ---------------------------------------- ----------- ------------- ------------- ------------  ------------

         Continuing Operations (1):
              Revenues                             $ 828,183    $1,379,203     $ 884,931    $ 897,175    $3,989,492
              Equity in earnings of joint
                 ventures                             75,155        75,646        81,698       79,955       312,454
              Income from continuing
                 operations                          680,423     1,252,998       766,534      777,578     3,477,533
         Discontinued operations (1):
              Revenues                                26,721        18,811            --           --        45,532
              Income (loss) from discontinued
                 operations (2)                        3,834       374,386       (18,910 )   (539,515 )    (180,205 )

         Net Income                                  684,257     1,627,384       747,624      238,063     3,297,328

         Net Income (Loss) per limited partner unit:

              Continuing operations                  $  0.15      $   0.28      $   0.17     $   0.17      $   0.77
              Discontinued operations                     --          0.08            --        (0.12 )       (0.04 )
                                                  ----------- ------------- ------------- ------------  ------------
                Total                                $  0.15      $   0.36      $   0.17     $   0.05      $   0.73
                                                  =========== ============= ============= ============  ============


                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000

11.      Selected Quarterly Financial Data:
         ---------------------------------

                      2001 Quarter                  First        Second        Third        Fourth         Year
         --------------------------------------- ------------ ------------- ------------- ------------  ------------
         Continuing Operations (1):
              Revenues                             $ 754,655     $ 746,553     $ 679,376    $ 743,972   $ 2,924,556
              Equity in earnings of joint
                  ventures                            49,314        47,716        76,368       77,487       250,885
              Income (Loss) from continuing
                  operations                         562,902       378,421      (383,821 )    778,331     1,335,833
         Discontinued operations (1):
              Revenues                                75,587        12,485        47,278       14,927       150,277
              Loss  from discontinued
                  operations                          (8,310 )    (481,576 )    (676,150 )    (29,929 )  (1,195,965 )

         Net Income (Loss)                           554,592      (103,155 )  (1,059,971 )    748,402       139,868

         Net Income (Loss) per limited partner unit:

              Continuing operations                 $   0.12      $   0.09     $   (0.09 )   $   0.18      $   0.30
              Discontinued operations                     --         (0.11 )       (0.15 )      (0.01 )       (0.27 )
                                                 ------------ ------------- ------------- ------------  ------------
                Total                               $   0.12     $   (0.02 )   $   (0.24 )   $   0.17      $   0.03
                                                 ============ ============= ============= ============  ============

         (1) Certain items in the selected quarterly financial data have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on total net income. The results of operations relating to properties that were either disposed of or were classified as held for sale as of December 31, 2002 are reported as discontinued operations for all periods presented. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations.

         (2) In December 2002, the Partnership entered into an agreement with a third party to sell the property in Salina, Kansas. In connection with the anticipated sale of the property, the Partnership recorded a provision for write-down of assets of approximately $536,600 during the fourth quarter of 2002. During 2001, the tenant of this property experienced financial difficulties, filed for bankruptcy, and rejected the lease relating to the property. The Partnership had recorded a provision for write-down of assets in previous years, including approximately $258,300 during the year ended December 31, 2001 relating to this property. The provision represented the difference between the net carrying value of the property and its estimated fair value. In February 2003, the Partnership sold this property.

12.      Commitment:
         ----------

         In December 2002, the Partnership entered into an agreement with a third party to sell the property in Salina, Kansas. In February 2003, the Partnership sold this property.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


13.      Subsequent Event:
         ----------------

         In February 2003, the Partnership sold its property in Salina, Kansas, to a third party and received net sales proceeds of approximately $154,500, resulting in a loss on sale of discontinued operations of approximately $536,600, which the Partnership recorded as a provision for write-down of assets of December 31, 2002.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.
                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL American Properties Fund, Inc. ("APF"), CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 56. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of APF, a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 55. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is a Director of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, and Treasurer , and from 1997 until June 2002 served as President, of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 47. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 39. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.


Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the General Partners, the officers of the corporate General Partner, and persons who own more than ten percent of a registered class of the Partnership's equity securities
(collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Reporting Persons are required by SEC regulation to furnish the Partnership with copies of all Forms 3, 4 and 5 that they file.

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2002.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 10, 2003, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 10, 2003, the beneficial ownership interests of the General Partners in the Registrant.

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

         The Partnership does not have any equity compensation plans.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2002, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2002
---------------------------------      --------------------------------------      ------------------------------
Reimbursement  to affiliates for       Operating  expenses are reimbursed at       Accounting   and
operating expenses                     the  lower  of  cost  or  90%  of the       admini-strative services:
                                       prevailing  rate at which  comparable       $179,207
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

Annual  management    fee   to         One  percent  of  the  sum  of  gross       $41,568
affiliates                             revenues   from   Properties   wholly
                                       owned by the Partnership plus the
                                       Partnership's allocable share of gross
                                       revenues of joint ventures in which the
                                       Partnership is a co-venturer. The
                                       management fee, which will not exceed
                                       competitive fees for comparable services
                                       in the same geographic area, may or may
                                       not be taken, in whole or in part as to
                                       any year, in the sole discretion of the
                                       affiliates. All of any portion of the
                                       management fee not taken as to any fiscal
                                       year shall be deferred without interest
                                       and may be taken in such other fiscal
                                       year as the affiliates shall determine.




                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2002
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



                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2002
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

During 2002, the Partnership acquired a Property, in Austin, Texas, from CNL Funding 2001-A, LP for an aggregate cost of approximately $1,406,700. In addition, in June 2002, Arlington Joint Venture, in which the Partnership owns a 21% interest, acquired a Property in Arlington, Texas, from CNL Funding 2001-A, LP for an aggregate cost of approximately $1,003,600. CNL Funding 2001-A, LP is an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership and the joint venture. The purchase price paid by the Partnership and the joint venture represented the costs incurred by CNL Funding 2001-A, LP to acquire the Properties.

During 2001, Phoenix Restaurant Group, Inc. ("PRG") filed for bankruptcy and rejected two of the four leases it had with the Partnership. In May and June 2002, the bankruptcy court assigned the two leases not rejected by PRG relating to the Properties in Branson, Missouri and Temple, Texas to CherryDen, LLC and Seana, LLC, respectively. CherryDen, LLC is an affiliate of the General Partners. All other lease terms remained the same. In connection with the lease with CherryDen, LLC the Partnership recognized rental revenues of approximately $265,900 relating to the Property in Branson, Missouri during the year ended December 31, 2002.

Item 14.  Controls and Procedures

         The General Partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate General Partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements
                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2002 and 2001

                  Statements of Income for the years ended December 31, 2002, 2001, and 2000

                  Statements of Partners' Capital for the years ended December 31, 2002, 2001, and 2000

                  Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

                  Notes to Financial Statements

         2.  Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001, and 2000

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

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

(b) The Registrant filed no reports on Form 8-K during the period October 1, 2002 through December 31, 2002.

(c)      Not applicable.

(d)      Other Financial Information

         The Partnership is required to file audited financial information of one of its tenants (Golden Corral Corporation) as a result of this tenant leasing more than 20% of the Partnership's total assets at December 31, 2002. Golden Corral Corporation is a privately-held company and its financial information is not available to the Partnership to include in this filing. The Partnership will file this financial information under cover of a Form 10-K/A as soon as it is available.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2003.


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

               Signature                                  Title                                  Date

/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 24, 2003
------------------------------------
Robert A. Bourne                         (Principal   Financial  and  Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 24, 2003
------------------------------------
James M. Seneff, Jr.                     (Principal Executive Officer)


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XVI, Ltd. (the "registrant"), certify that:

       1.  I have reviewed this annual report on Form 10-K of the registrant;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 24, 2003


/s/ James M. Seneff, Jr.
---------------------------
 James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XVI, Ltd. (the "registrant") certify that:

         1. I have reviewed this annual report on Form 10-K of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 24, 2003


/s/ Robert A. Bourne
---------------------------
Robert A. Bourne
President and Treasurer

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2002, 2001, and 2000


                                                     Additions                           Deductions
                                          ---------------------------------    -------------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                   Balance at       Charged to       Charged to           Deemed          mined to       Balance
                                    Beginning       Costs and           Other           Uncollec-          be Col-       at End
  Year          Description          of Year         Expenses         Accounts            tible           lectible       of Year
----------    -----------------   --------------  ---------------  ----------------    -------------     ------------  ------------
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

  2001        Allowance for
                  doubtful
                  accounts (a)        $ 478,181       $  198,086        $  544,282 (b)    $ 416,199 (c)       $   --     $ 804,350
                                  ==============  ===============  ================    =============     ============  ============

  2002        Allowance for
                  doubtful
                  accounts (a)        $ 804,350       $    5,615        $    5,169 (b)    $ 133,344 (c)    $ 605,285      $ 76,505
                                  ==============  ===============  ================    =============     ============  ============


             (a) Deducted from receivables and accrued rental income on the balance sheet.

             (b)   Reduction of rental, earned and other income.

             (c)   Amounts written off as uncollectible.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2002





                                                                         Costs Capitalized
                                                                           Subsequent To
                                                     Initial Cost           Acquisition
                                          -----------------------  ---------------------
                            Encum-                    Buildings and  Improve-   Carrying
                            brances          Land      Improvements   ments      Costs
                           ----------     ----------- -------------------------  -------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Arby's Restaurant:
      Indianapolis, Indiana    -            $315,276    $591,993             -        -

    Checkers Drive-In Restaurants:
      Conyers, Georgia         -             363,553           -             -        -
      Lake Worth, Florida      -             325,301           -             -        -
      Ocala, Florida           -             289,578           -             -        -
      Pompano Beach, Florida   -             373,491           -             -        -
      Tampa, Florida           -             372,176           -             -        -
      Tampa, Florida           -             221,715           -             -        -

    Denny's Restaurants:
      Idaho Falls, Idaho       -             552,186           -       692,274        -
      Branson, Missouri (k)    -           1,160,979           -     1,010,688        -
      Dover, Ohio              -             266,829           -             -        -
      Moab, Utah               -             435,927           -             -        -
      Temple, Texas (l)        -             306,866     677,659             -        -

    Golden Corral Family
      Steakhouse Restaurants:
          Fort  Collins, Colora-o            566,943           -     1,122,500        -
          Hickory, North Caroli-a            761,108           -     1,001,893        -
          Independence, Missour-             781,761           -     1,147,538        -
          Baytown, Texas       -             446,240           -       971,766        -
          Rosenburg, Texas     -             320,133           -       804,428        -
          Farmington, New Mexic-             523,584           -       870,136        -

     IHOP Restaurant:
      Ft. Worth, Texas         -             364,634     554,302             -        -

    Jack in the Box Restaurants:
      Brownsville, Texas       -             553,671           -       658,282        -
      Grand Prairie, Texas     -             439,950           -       636,524        -
      Temple City, California  -             744,493     225,404             -        -
      Texas City, Texas        -             403,476     568,053             -        -

    KFC Restaurant:
      Concordia, Missouri      -             188,759           -       434,369        -

    Long John Silver's Restaurants:
      Copperas Cove, Texas     -             162,000           -             -        -
      Kansas City, Missouri    -             370,204           -       433,058        -
      Silver City, New Mexico  -             116,767     183,174             -        -

    Taco Cabana Restaurant:
      San Antonio, Texas (m)   -             442,286     705,618             -        -
      Austin, Texas (n)        -             546,099     860,648             -        -

    Wendy's Old Fashioned
      Hamburgers Restaurant:
         Washington, District of
            Columbia           -             393,963     567,625             -        -

    Other:
      Celina, Ohio (j)         -             109,130           -       158,888        -
      Charlotte, North Carolina-             313,200           -       415,695        -
                                          ----------- -----------  ------------  -------

                                          $13,532,278 $4,934,476   $10,358,039        -
                                          =========== ===========  ============  =======

Property in Which the Partnership
    has an 80.44% Interest as
    Tenants-in-Common and has
    Invested in Under an Operating
    Lease:

         Boston Market Restaurant:
           Fayetville, North Ca-olina       $377,800    $587,700             -        -
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
                                          =========== ===========  ============  =======

Property in Which the Partnership
    has an 83% Interest as Tenants-
    in-Common and has Invested in
    Under an Operating Lease:

         Jack in the Box Restaurant:
           Walker, Louisiana   -            $517,354    $861,245             -        -
                                          =========== ===========  ============  =======

Property of Joint Venture in
    Which the Partnership has a
    21% Interest and has Invested
     in Under an Operating Lease:

      Taco.CabanarRestaurant:aurant:
           Arlington, Texas (o)-            $456,544    $547,070             -        -
                                          =========== ===========  ============  =======

Properties the Partnership has
    Invested in Under Direct
    Financing Leases:

         Boston Market Restaurant:
           Indianapolis, Indian- (h)        $184,014    $577,320             -        -

         Denny's Restaurants:
           Dover, Ohio         -                   -     200,612       236,270        -
           Moab, Utah          -                   -           -       718,578        -

         Long John Silver's Restaurants:
           Clovis, New Mexico  -             127,607     425,282             -        -
           Copperas Cove, Texas-                   -     424,319             -        -

                                          ----------- -----------  ------------  -------

                                            $311,621  $1,627,533      $954,848        -
                                          =========== ===========  ============  =======





              Net Cost Basis at Which
              Carried at Close of Period (g)                         Depreciation in
--------------------------------------               Date              Latest Income
              Buildings and            Accumulated  of Con-   Date      Statement is
   Land       Improvements   Total     Depreciation struction Acquired     Computed
------------  -----------  ----------- ----------  ---------- -----    ------------

   $315,276     $591,993     $907,269   $145,444    1978     08/95          (c)


    363,553            -      363,553         (b)    -       12/94          (b)
    325,301            -      325,301         (b)    -       12/94          (b)
    289,578            -      289,578         (b)    -       12/94          (b)
    373,491            -      373,491         (b)    -       12/94          (b)
    372,176            -      372,176         (b)    -       12/94          (b)
    221,715            -      221,715         (b)    -       12/94          (b)


    552,186      692,274    1,244,460    173,513    1995     01/95          (c)
    951,757      801,464    1,753,221    226,993    1995     03/95          (c)
    266,829           (d)     266,829         (e)   1971     03/95          (e)
    435,927           (d)     435,927         (e)   1995     06/95          (e)
    306,866      522,185      829,051    157,020    1975     08/95          (c)



    566,943    1,122,500    1,689,443    291,927    1995     10/94          (c)
    761,108    1,001,893    1,763,001    267,263    1994     11/94          (c)
    781,761    1,147,538    1,929,299    306,115    1994     11/94          (c)
    446,240      971,766    1,418,006    250,725    1995     01/95          (c)
    320,133      804,428    1,124,561    199,166    1995     05/95          (c)
    523,584      870,136    1,393,720    197,137    1996     01/96          (c)


    364,634      554,302      918,936    126,085    1994     03/96          (c)


    553,671      658,282    1,211,953    174,866    1995     10/94          (c)
    439,950      636,524    1,076,474    165,075    1995     10/94          (c)
    744,493      225,404      969,897     61,384    1984     10/94          (c)
    403,476      568,053      971,529    154,697    1991     10/94          (c)


    188,759      434,369      623,128    103,376    1995     09/95          (c)


    162,000           (d)     162,000         (e)   1994     12/94          (e)
    370,204      433,058      803,262    112,348    1995     12/94          (c)
    116,767      183,174      299,941     43,158    1982     12/95          (c)


    442,286      705,618    1,147,904     25,481    1995     12/01          (c)
    546,098      860,647    1,406,745     16,734    1980     06/02          (c)




    393,963      567,625      961,588    152,196    1983     12/94          (c)


    109,130      158,888      268,018     30,634    1995     10/94          (i)
    313,200      415,695      728,895    106,581    1995     12/94          (c)
------------  -----------  ----------- ----------

$13,323,055   $14,927,816  $28,250,871 $3,487,918
============  ===========  =========== ==========








   $377,800     $587,700     $965,500   $122,308    1996     10/96          (c)
============  ===========  =========== ==========







   $678,890     $825,076   $1,503,966   $136,654    1997     01/98          (c)
============  ===========  =========== ==========








   $406,976     $498,804     $905,780    $67,184    1999     08/98          (c)
============  ===========  =========== ==========







 $1,036,297   $1,499,295   $2,535,592   $129,244    2000     06/00          (c)
============  ===========  =========== ==========







   $517,354     $861,245   $1,378,599    $43,060    2001     06/01          (c)
============  ===========  =========== ==========







   $456,544     $547,070   $1,003,614    $10,637    1997     06/02          (c)
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


          -           (d)          (d)        (e)   1971     03/95          (e)
          -           (d)          (d)        (e)   1995     06/94          (e)


         (d)          (d)          (d)        (f)   1976     12/94          (f)
          -           (d)          (d)        (e)   1994     12/94          (e)


                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2002


(a) Transactions in real estate and accumulated depreciation are summarized below. The balances in 1999, 2000, and 2001 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations:

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------
            Properties the Partnership has Invested
              in Under Operating Leases:

                 Balance, December 31, 1999                                 $ 29,996,632        $  2,308,005
                 Acquisitions                                                     33,500                  --
                 Dispositions                                                   (603,038 )          (115,921 )
                 Provision for write-down of assets                             (857,316 )                --
                 Depreciation expense                                                 --             529,172
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                   28,569,778           2,721,256
                 Acquisitions                                                  1,147,903                  --
                 Dispositions                                                 (2,035,631 )          (213,225 )
                 Provision for write-down of assets                             (837,925 )                --
                 Depreciation expense                                                 --             496,515
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                   26,844,125           3,004,546
                 Acquisition                                                   1,406,746                  --
                 Depreciation expense                                                 --             483,372
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                 $ 28,250,871        $  3,487,918
                                                                         ================   =================


                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2002


                                                                                                Accumulated
                                                                               Cost            Depreciation
                                                                          ----------------    ----------------
            Property in Which the Partnership has an 80.44% Interest as
              Tenants-in-Common and has Invested in Under an Operating Lease:

                 Balance, December 31, 1999                                   $   965,500         $    63,538
                 Depreciation expense                                                  --              19,590
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                       965,500              83,128
                 Depreciation expense                                                  --              19,590
                                                                          ----------------    ----------------

                 Balance, December 31, 2001                                       965,500             102,718
                 Depreciation expense                                                  --              19,590
                                                                          ----------------    ----------------

                 Balance, December 31, 2002                                   $   965,500         $   122,308
                                                                          ================    ================

            Property in Which the Partnership has a 40.42% Interest as
              Tenants-in-Common and has Invested in Under an Operating Lease:

                 Balance, December 31, 1999                                  $  1,503,966         $    54,145
                 Depreciation expense                                                  --              27,503
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                     1,503,966              81,648
                 Depreciation expense                                                  --              27,503
                                                                          ----------------    ----------------

                 Balance, December 31, 2001                                     1,503,966             109,151
                 Depreciation expense                                                  --              27,503
                                                                          ----------------    ----------------

                 Balance, December 31, 2002                                  $  1,503,966         $   136,654
                                                                          ================    ================


                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2002


                                                                                                Accumulated
                                                                               Cost            Depreciation
                                                                          ----------------    ------------------
            Property of Joint Venture in Which the Partnership has a 32.35%
              Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1999                                   $   905,780         $    17,315
                 Depreciation expense                                                  --              16,623
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                       905,780              33,938
                 Depreciation expense                                                  --              16,623
                                                                          ----------------    ----------------

                 Balance, December 31, 2001                                       905,780              50,561
                 Depreciation expense                                                  --              16,623
                                                                          ----------------    ----------------

                 Balance, December 31, 2002                                   $   905,780         $    67,184
                                                                          ================    ================

            Property of Joint Venture in Which the Partnership has a 19.72%
              Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1999                                      $     --            $     --
                 Acquisition                                                    2,535,592                  --
                 Depreciation expense                                                  --              29,290
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                     2,535,592              29,290
                 Depreciation expense                                                  --              49,977
                                                                          ----------------    ----------------

                 Balance, December 31, 2001                                     2,535,592              79,267
                 Depreciation expense                                                  --              49,977
                                                                          ----------------    ----------------

                 Balance, December 31, 2002                                  $  2,535,592         $   129,244
                                                                          ================    ================


                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2002


                                                                                                Accumulated
                                                                               Cost            Depreciation
                                                                          ----------------    ------------------
            Property in Which the Partnership has an 83% Interest as
              Tenants-in-Common and has Invested in Under an Operating Lease:

                 Balance, December 31, 2000                                      $     --            $     --
                 Acquisition                                                    1,366,405                  --
                 Depreciation expense                                                  --              14,352
                                                                          ----------------    ----------------

                 Balance, December 31, 2001                                     1,366,405              14,352
                 Acquisition                                                       12,194                  --
                 Depreciation expense                                                  --              28,708
                                                                          ----------------    ----------------

                 Balance, December 31, 2002                                  $  1,378,599         $    43,060
                                                                          ================    ================

            Property of Joint Venture in Which the Partnership has a 21%
              Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 2001                                      $     --            $     --
                 Acquisition                                                    1,003,613                  --
                 Depreciation expense                                                  --              10,637
                                                                          ----------------    ----------------

                 Balance, December 31, 2002                                  $  1,003,613         $    10,637
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

(g) As of December 31, 2002, the aggregate cost of the Properties owned by the Partnership and the joint venture for federal income tax purposes was $32,441,035 and $8,290,050, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(h) This Property was exchanged for a Boston Market Property previously owned and located in Chattanooga, Tennessee.

(i) Effective June 1998, the lease for this Property was terminated, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value as of June 11, 1998 and depreciated over its remaining estimated life of approximately 26 years.

(j) The undepreciated cost of the Property in Celina, Ohio was written down to net realizable value due to an anticipated impairment in value. The Partnership recognized an impairment by recording a provision for write-down of assets in the amount of $266,257 at December 31, 1998. The tenant of this Property experienced financial difficulties and ceased payments of rents under the terms of its lease agreement. The provision represented the difference between the Property's net carrying value and its estimated fair value. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2002, including the provision for write-down of assets.

(k) The undepreciated cost of the Property in Branson, Missouri, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $418,447 at December 31, 2001. The provision represented the difference between the Property's net carrying value and its estimated fair value. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2002, including the provision for write-down of assets.

(l) The undepreciated cost of the Property in Temple, Texas, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $155,474 at December 31, 2001. The provision represented the difference between the Property's net carrying value and its estimated fair value. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2002, including the provision for write-down of assets.

(m) During 2001 the Partnership acquired a real estate property from CNL Funding 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of approximately $1,147,900.

(n) During 2002, the Partnership acquired a real estate property from CNL Funding 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of approximately $1,406,700.

(o) During 2002, Arlington Joint Venture, in which the Partnership owns a 21% interest, acquired a real estate property from CNL Funding 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of approximately $1,003,600.

                                  EXHIBIT INDEX


Exhibit Number

        (a).  Exhibits


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

  (b) The Registrant filed no reports on Form 8-K during the period October 1, 2002 through December 31, 2002.

                                  EXHIBIT 99.1

                                  EXHIBIT 99.2