Form 10-Q
period 2003-03-31
CNL INCOME FUND XVI LTD
filed 2003-05-13
CIK 913058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2003
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to _____________________


                             Commission file number
                                     0-26218
                     ---------------------------------------


                            CNL Income Fund XVI, Ltd.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Florida                                              59-3198891
---------------------------------              -------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


450 South Orange Ave.
Orlando, Florida                                          32801 - 3336
---------------------------------              -------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
                                               -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes___ No X

                                    CONTENTS





Part I                                                                 Page
                                                                       ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                              1

                  Condensed Statements of Income                        2

                  Condensed Statements of Partners' Capital             3

                  Condensed Statements of Cash Flows                    4

                  Notes to Condensed Financial Statements               5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   7-9

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                           9

   Item 4.    Controls and Procedures                                   9

Part II

   Other Information                                                    10-11

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                              March 31,             December 31,
                                                                                 2003                   2002
                                                                          -------------------    -------------------
                              ASSETS

  Real estate properties with operating leases, net                            $  24,639,122          $  24,762,953
  Net investment in direct financing leases                                        2,647,914              2,662,948
  Real estate held for sale                                                               --                153,500
  Investment in joint ventures                                                     3,437,995              3,446,648
  Cash and cash equivalents                                                        1,517,517              1,343,836
  Receivables, less allowance for doubtful accounts
      of $58,582 and $63,752, respectively                                                42                 49,577
  Due from related parties                                                             5,210                 18,966
  Accrued rental income, less allowance for doubtful accounts of
      $12,753 in 2003 and 2002                                                     1,590,698              1,549,115
  Other assets                                                                        29,132                 32,038
                                                                          -------------------    -------------------

                                                                               $  33,867,630          $  34,019,581
                                                                          ===================    ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable                                                              $     32,541            $     3,505
  Real estate taxes payable                                                            6,247                 10,502
  Distributions payable                                                              900,000                900,000
  Due to related parties                                                              19,081                 18,292
  Rents paid in advance and deposits                                                 116,785                 97,342
                                                                          -------------------    -------------------
      Total liabilities                                                            1,074,654              1,029,641

  Partners' capital                                                               32,792,976             32,989,940
                                                                          -------------------    -------------------

                                                                               $  33,867,630          $  34,019,581
                                                                          ===================    ===================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                            Quarter Ended
                                                                                              March 31,
                                                                                       2003               2002
                                                                                   --------------     --------------
     Revenues:
         Rental income from operating leases                                          $  786,799         $  743,661
         Earned income from direct financing leases                                       73,163             75,569
         Interest and other income                                                           348              8,953
                                                                                   --------------     --------------
                                                                                         860,310            828,183
                                                                                   --------------     --------------

     Expenses:
         General operating and administrative                                             74,950             73,555
         Property expenses                                                                 3,848              5,922
         Management fees to related parties                                                9,229              9,354
         State and other taxes                                                            25,878             16,708
         Depreciation and amortization                                                   124,548            117,377
                                                                                   --------------     --------------
                                                                                         238,453            222,916
                                                                                   --------------     --------------

     Income Before Equity in Earnings of Joint Ventures                                  621,857            605,267

     Equity in Earnings of Joint Ventures                                                 81,134             75,155
                                                                                   --------------     --------------

     Income from Continuing Operations                                                   702,991            680,422
                                                                                   --------------     --------------

     Discontinued Operations:
         Income (loss) from discontinued operations                                         (947 )            3,835
         Gain on disposal of discontinued operations                                         992                 --
                                                                                   --------------     --------------
                                                                                              45              3,835
                                                                                   --------------     --------------

     Net Income                                                                       $  703,036         $  684,257
                                                                                   ==============     ==============

     Net Income Per Limited Partner Unit
         Continuing                                                                    $    0.16          $    0.15
         Discontinued                                                                         --                 --
                                                                                   --------------     --------------

     Total                                                                             $    0.16          $    0.15
                                                                                   ==============     ==============

     Weighted Average Number of Limited Partner
         Units Outstanding                                                             4,500,000          4,500,000
                                                                                   ==============     ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                          Quarter Ended           Year Ended
                                                                            March 31,            December 31,
                                                                               2003                  2002
                                                                        -------------------    ------------------
  General partners:
      Beginning balance                                                       $    160,017          $    160,017
      Net income                                                                        --                    --
                                                                        -------------------    ------------------
                                                                                   160,017               160,017
                                                                        -------------------    ------------------

  Limited partners:
      Beginning balance                                                         32,829,923            33,132,595
      Net income                                                                   703,036             3,297,328
      Distributions ($0.20 and $0.80 per limited
         partner unit, respectively)                                              (900,000 )          (3,600,000 )
                                                                        -------------------    ------------------
                                                                                32,632,959            32,829,923
                                                                        -------------------    ------------------

  Total partners' capital                                                   $   32,792,976         $  32,989,940
                                                                        ===================    ==================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       Quarter Ended
                                                                                         March 31,
                                                                                 2003                 2002
                                                                           -----------------    -----------------
   Increase (Decrease) in Cash and Cash Equivalents

       Net Cash Provided by Operating Activities                                $   919,189           $  834,468
                                                                           -----------------    -----------------

       Cash Flows from Investing Activities:
          Proceeds from sale of assets                                              154,492              448,675
          Investment in joint venture                                                    --              (10,647 )
                                                                           -----------------    -----------------
             Net cash provided by investing activities                              154,492              438,028
                                                                           -----------------    -----------------

       Cash Flows from Financing Activities:
          Distributions to limited partners                                        (900,000 )           (900,000 )
                                                                           -----------------    -----------------
             Net cash used in financing activities                                 (900,000 )           (900,000 )
                                                                           -----------------    -----------------

   Net Increase in Cash and Cash Equivalents                                        173,681              372,496

   Cash and Cash Equivalents at Beginning of Quarter                              1,343,836              774,673
                                                                           -----------------    -----------------

   Cash and Cash Equivalents at End of Quarter                                 $  1,517,517          $ 1,147,169
                                                                           =================    =================

   Supplemental Schedule of Non-Cash Financing Activities:

          Distributions declared and unpaid at end of quarter                   $   900,000           $  900,000
                                                                           =================    =================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVI, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Reclassification:
         ----------------

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


3.       Discontinued Operations:
         -----------------------

         During 2002, the Partnership identified for sale four properties that were classified as Discontinued Operations in the accompanying financial statements. The Partnership sold three of the four properties during 2002. In February 2003, the Partnership sold the fourth property, resulting in a gain on disposal of assets of approximately $1,000 during the quarter ended March 31, 2003. The Partnership recorded provisions for write-down of assets in previous years relating to this property.

         The operating results of the discontinued operations for the above properties are as follows:

                                                                             Quarter Ended March 31,
                                                                            2003                   2002
                                                                      -----------------        --------------
               Rental revenues                                               $      --            $   26,721
               Expenses                                                           (947 )             (22,886 )
               Gain on disposal of assets                                          992                    --
                                                                      -----------------        --------------

               Income from discontinued operations                          $       45             $   3,835
                                                                      =================        ==============

4.       Related Party Transactions:
         --------------------------

         During 2001, Phoenix Restaurant Group, Inc. ("PRG") filed for bankruptcy and rejected two of the four leases it had with the Partnership. In May and June 2002, the bankruptcy court assigned the two leases not rejected by PRG relating to the properties in Branson, Missouri and Temple, Texas to CherryDen, LLC and Seana, LLC, respectively. CherryDen, LLC is an affiliate of the general partners. All other lease terms remained the same. In connection with the lease to CherryDen, LLC, the Partnership recognized rental revenues of approximately $69,400 relating to the property in Branson, Missouri during the quarter ended March 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2002, the Partnership owned 36 Properties directly and five Properties indirectly through joint venture or tenancy in common arrangements. As of March 31, 2003, the Partnership owned 34 Properties directly and six Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $919,189 and $834,468 during the quarters ended March 31, 2003 and 2002, respectively. The increase in cash from operating activities during the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of cash included the following during the quarter ended March 31, 2003.

         In February 2003, the Partnership sold its Property in Salina, Kansas, to a third party and received net sales proceeds of approximately $154,500, resulting in a gain on disposal of assets of approximately $1,000 during the quarter ended March 31, 2003. The Partnership had recorded provisions for write-down of assets in previous years relating to this asset. The Partnership intends to reinvest the net sales proceeds in an additional Property.

         At March 31, 2003, the Partnership had $1,517,517 in cash and cash equivalents, as compared to $1,343,836 at December 31, 2002. This increase was primarily a result of the Partnership holding sales proceeds at March 31, 2003, pending reinvestment in additional Properties. The funds remaining at March 31, 2003, after the payment of distributions and other liabilities, will be used to invest in additional Properties and to meet the Partnership's working capital needs.

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

         Total liabilities of the Partnership, including distributions payable, were $1,074,654 at March 31, 2003, as compared to $1,029,641 at December 31, 2002. The increase in liabilities at March 31, 2003 was primarily due to an increase in accounts payable and rents paid in advance at March 31, 2003, as compared to December 31, 2002. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership. Based on current and, for the quarter ended March 31, 2002, anticipated future cash from operations, the Partnership declared distributions to limited partners of $900,000 for each of the quarters ended March 31, 2003 and 2002. This represents distributions of $0.20 per unit for each of the quarters. No distributions were made to the general partners for the quarters ended March 31, 2003 and 2002 No amounts distributed to the limited partners for the quarters ended March 31, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $859,962 during the quarter ended March 31, 2003, as compared to $819,230 during the same period of 2002. Rental revenues were higher during the quarter ended March 31, 2003 because in June 2002 the Partnership reinvested the sales proceeds from the 2002 sale of the Property in Rancho Cordova, California in a Property in Austin, Texas.

         The Partnership also earned $81,134 attributable to net income earned by joint ventures during the quarter ended March 31, 2003, as compared to $75,155 during the same period of 2002. The increase in net income earned by joint ventures during the quarter ended March 31, 2003 was due to the Partnership reinvesting a portion of the net sales proceeds from the 2002 sale of the Property in Mesquite, Texas in a joint venture arrangement, Arlington Joint Venture, with CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the general partners.

         The Partnership also earned $348 in interest and other income during the quarter ended March 31, 2003, as compared to $8,953 during the same period of 2002. Interest income was lower during 2003 because the Partnership reinvested sales proceeds in June 2002 that had been held in interest bearing bank accounts.

         Operating expenses, including depreciation and amortization expense, were $238,453 during the quarter ended March 31, 2003, as compared to $222,916 during the same period of 2002. Operating expenses were higher during the quarter ended March 31, 2003, due to an increase in the amount of state tax expense relating to several states in which the Partnership conducts business and an increase in depreciation expense resulting from the 2002 acquisition of the Property in Austin, Texas.

         During the year ended December 31, 2002, the Partnership identified for sale four Properties that were classified as Discontinued Operations in the accompanying financial statements. The Partnership recognized net rental income (rental revenues less Property related expenses), of $3,835 during the quarter ended March 31, 2002 relating to these four Properties. The Partnership sold the Property in Mesquite, Texas during the quarter ended March 31, 2002 and the Properties in Rancho Cordova, California and Bucyrus, Ohio subsequent to March 31, 2002. Because the Partnership had recorded provisions for write-down of assets in previous years, no gain or loss was recorded during the quarter ended March 31, 2002 relating to the sale of the Property in Mesquite, Texas. In February 2003, the Partnership sold the third Property, located in Salina, Kansas, and recorded a gain on disposal of assets of approximately $1,000. The Partnership had recorded provisions for write-down of assets in previous years relating to this Property. The Partnership recognized a net rental loss of $947 during the quarter ended March 31, 2003, relating to this Property.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or Properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


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

          (b)             Reports on Form 8-K

                          No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 6th day of May, 2003.


                                          CNL INCOME FUND XVI, LTD.

                                          By:  CNL REALTY CORPORATION
                                               General Partner


                                               By: /s/ James M. Seneff, Jr.
                                                   ------------------------
                                                   JAMES M. SENEFF, JR.
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


                                               By: /s/ Robert A. Bourne
                                                   ------------------------
                                                   ROBERT A. BOURNE
                                                   President and Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)

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

Date:  May 6, 2003


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


Date:  May 6, 2003


/s/ Robert A. Bourne
---------------------------
Robert A. Bourne
President and Treasurer

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