Form 10-Q
period 2003-06-30
CNL INCOME FUND XVI LTD
filed 2003-08-13
CIK 913058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2003
   --------------------------------------------------------------------------

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


                            CNL Income Fund XVI, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                           59-3198891
---------------------------------              ------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


450 South Orange Ave.
Orlando, Florida                                         32801 - 3336
---------------------------------              -----------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
                                               -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____ ---------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes___ No X ---

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

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                               June 30,             December 31,
                                                                                 2003                   2002
                                                                          -------------------    -------------------
                              ASSETS

  Real estate properties with operating leases, net                            $  24,517,251          $  24,762,953
  Net investment in direct financing leases                                        2,632,361              2,662,948
  Real estate held for sale                                                               --                153,500
  Investment in joint ventures                                                     3,438,644              3,446,648
  Cash and cash equivalents                                                        1,413,958              1,343,836
  Receivables, less allowance for doubtful accounts
      of $58,582 and $63,752, respectively                                               342                 49,577
  Due from related parties                                                             5,210                 18,966
  Accrued rental income, less allowance for doubtful accounts of
      $12,753 in 2003 and 2002                                                     1,635,601              1,549,115
  Other assets                                                                        31,820                 32,038
                                                                          -------------------    -------------------

                                                                               $  33,675,187          $  34,019,581
                                                                          ===================    ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable                                                              $     11,578            $     3,505
  Real estate taxes payable                                                            8,197                 10,502
  Distributions payable                                                              900,000                900,000
  Due to related parties                                                              20,156                 18,292
  Rents paid in advance and deposits                                                  96,166                 97,342
                                                                          -------------------    -------------------
      Total liabilities                                                            1,036,097              1,029,641

  Partners' capital                                                               32,639,090             32,989,940
                                                                          -------------------    -------------------

                                                                               $  33,675,187          $  34,019,581
                                                                          ===================    ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                 Quarter Ended                  Six Months Ended
                                                                    June 30,                        June 30,
                                                              2003            2002            2003            2002
                                                          --------------   ------------   --------------  -------------
Revenues:
    Rental income from operating leases                      $  787,543    $ 1,271,407       $1,574,342     $2,015,068
    Earned income from direct financing leases                   72,293         75,244          145,456        150,813
    Contingent rental income                                      1,142            441            1,142            441
    Interest and other income                                     1,302         72,023            1,650         80,976
                                                          --------------   ------------   --------------  -------------
                                                                862,280      1,419,115        1,722,590      2,247,298
                                                          --------------   ------------   --------------  -------------

Expenses:
    General operating and administrative                         62,811         73,068          137,761        146,623
    Property related                                              2,213         31,998            6,061         37,920
    Management fees to related parties                            9,210         14,507           18,439         23,861
    State and other taxes                                            --          2,991           25,878         19,699
    Depreciation and amortization                               122,588        119,942          247,136        237,319
                                                          --------------   ------------   --------------  -------------
                                                                196,822        242,506          435,275        465,422
                                                          --------------   ------------   --------------  -------------

Income Before Equity in Earnings of Joint Ventures              665,458      1,176,609        1,287,315      1,781,876

Equity in Earnings of Joint Ventures                             80,656         75,646          161,790        150,801
                                                          --------------   ------------   --------------  -------------

Income from Continuing Operations                               746,114      1,252,255        1,449,105      1,932,677
                                                          --------------   ------------   --------------  -------------

Discontinued Operations:
    Loss from discontinued operations                                --        (27,504 )           (947 )      (23,669 )
    Gain on disposal of discontinued operations                      --        402,633              992        402,633
                                                          --------------   ------------   --------------  -------------
                                                                     --        375,129               45        378,964
                                                          --------------   ------------   --------------  -------------

Net Income                                                   $  746,114    $ 1,627,384       $1,449,150     $2,311,641
                                                          ==============   ============   ==============  =============

Income Per Limited Partner Unit:
    Continuing Operations                                     $    0.17       $   0.28         $   0.32       $   0.43
    Discontinued Operations                                          --           0.08               --           0.08
                                                          --------------   ------------   --------------  -------------

                                                              $    0.17       $   0.36         $   0.32       $   0.51
                                                          ==============   ============   ==============  =============

Weighted Average Number of Limited Partner
    Units Outstanding                                         4,500,000      4,500,000        4,500,000      4,500,000
                                                          ==============   ============   ==============  =============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                        Six Months Ended          Year Ended
                                                                            June 30,             December 31,
                                                                              2003                   2002
                                                                       --------------------    ------------------
  General partners:
      Beginning balance                                                      $     160,017          $    160,017
      Net income                                                                        --                    --
                                                                       --------------------    ------------------
                                                                                   160,017               160,017
                                                                       --------------------    ------------------

  Limited partners:
      Beginning balance                                                         32,829,923            33,132,595
      Net income                                                                 1,449,150             3,297,328
      Distributions ($0.40 and $0.80 per limited
         partner unit, respectively)                                            (1,800,000 )          (3,600,000 )
                                                                       --------------------    ------------------
                                                                                32,479,073            32,829,923
                                                                       --------------------    ------------------

  Total partners' capital                                                   $   32,639,090         $  32,989,940
                                                                       ====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                 2003                 2002
                                                                           -----------------    -----------------
   Increase (Decrease) in Cash and Cash Equivalents

       Net Cash Provided by Operating Activities                               $  1,715,630         $  2,126,023
                                                                           -----------------    -----------------

       Cash Flows from Investing Activities:
          Additions to real estate properties with operating leases                      --           (1,406,745 )
          Proceeds from sale of assets                                              154,492            1,773,729
          Investment in joint ventures                                                   --             (221,404 )
                                                                           -----------------    -----------------
             Net cash provided by investing activities                              154,492              145,580
                                                                           -----------------    -----------------

       Cash Flows from Financing Activities:
          Distributions to limited partners                                      (1,800,000 )         (1,800,000 )
                                                                           -----------------    -----------------
             Net cash used in financing activities                               (1,800,000 )         (1,800,000 )
                                                                           -----------------    -----------------

   Net Increase in Cash and Cash Equivalents                                         70,122              471,603

   Cash and Cash Equivalents at Beginning of Period                               1,343,836              774,673
                                                                           -----------------    -----------------

   Cash and Cash Equivalents at End of Period                                  $  1,413,958         $  1,246,276
                                                                           =================    =================

   Supplemental Schedule of Non-Cash Financing Activities:

          Distributions declared and unpaid at end of period                    $   900,000          $   900,000
                                                                           =================    =================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVI, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Reclassification:

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


3.       Discontinued Operations:

         During 2002, the Partnership identified for sale four properties that were classified as Discontinued Operations in the accompanying financial statements. The Partnership sold three of the four properties during 2002. In February 2003, the Partnership sold the fourth property, resulting in a gain on disposal of assets of approximately $1,000 during the six months ended June 30, 2003. The Partnership recorded provisions for write-down of assets in previous years relating to this property.

         The  operating  results  of  the  discontinued   operations  for  these
         properties are as follows:

                                                         Quarter Ended June 30,        Six Months Ended June 30,
                                                          2003            2002           2003            2002
                                                      -------------   -------------  -------------  ---------------
         Rental revenues                                    $   --       $  17,606         $   --       $   44,327

         Expenses                                               --         (24,848 )         (947 )        (47,734 )
         Provision for write-down of assets                     --         (20,262 )           --          (20,262 )
                                                      -------------   -------------  -------------  ---------------
         Loss from discontinued operations                  $   --       $ (27,504 )     $   (947 )     $  (23,669 )
                                                      =============   =============  =============  ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2002, the Partnership owned 36 Properties directly and six Properties indirectly through joint venture or tenancy in common arrangements. As of June 30, 2003, the Partnership owned 34 Properties directly and six Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $1,715,630 and $2,126,023 for the six months ended June 30, 2003 and 2002, respectively. The decrease in cash from operating activities during the six months ended June 30, 2003, as compared to the same period of 2002, was a result of changes in the Partnership's income and expenses.

         Other sources and uses of cash included the following during the six months ended June 30, 2003.

         In February 2003, the Partnership sold its Property in Salina, Kansas, to a third party and received net sales proceeds of approximately $154,500, resulting in a gain on disposal of assets of approximately $1,000 during the six months ended June 30, 2003. The Partnership had recorded provisions for write-down of assets in previous years relating to this asset. The Partnership intends to reinvest the net sales proceeds in an additional Property.

         At June 30, 2003, the Partnership had $1,413,958 in cash and cash equivalents, as compared to $1,343,836 at December 31, 2002. At June 30, 2003, these funds were held in demand deposit accounts at commercial banks. The funds remaining at June 30, 2003, after the payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and for the six months ended June 30, 2003, anticipated future cash from operations, the Partnership declared distributions to limited partners of $1,800,000 for each of the six months ended June 30, 2003 and 2002, ($900,000 for each of the quarters ended June 30, 2003 and 2002). This represents distributions of $0.40 per unit for each of the six months ended June 30, 2003 and 2002, ($0.20 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2003 and 2002. No amounts distributed to the limited partners for the six months ended June 30, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, were $1,036,097 at June 30, 2003, as compared to $1,029,641 at December 31, 2002. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $1,719,798 during the six months ended June 30, 2003, as compared to $2,165,881 during the same period of 2002, $859,836 and $1,346,651 of which were earned during the second quarters of 2003 and 2002, respectively. Rental revenues were higher during the quarter and six months ended June 30, 2002 as compared to the same periods of 2003, because during 2002, the Partnership received payment and recognized as income past due rents of approximately $522,800 relating to two Properties, which were formerly leased by Phoenix Restaurant Group, Inc. ("PRG"). In October 2001, PRG filed for bankruptcy and the Partnership stopped recording rental revenues relating to these two Properties. During 2002, the bankruptcy court assigned the two leases relating to these two Properties to new tenants and all other lease terms remained the same. One of the new tenants, CherryDen, LLC, is a Delaware limited liability company and an affiliate of the general partners. The decrease was partially offset by the fact that during the quarter and six months ended June 30, 2003, the Partnership earned rental revenues as a result of the reinvestment of sales proceeds from the 2002 sale of the Property in Rancho Cordova, California in a Property in Austin, Texas in June 2002.

         The Partnership also earned $161,790 attributable to net income earned by joint ventures during the six months ended June 30, 2003, as compared to $150,801 during the same period of 2002, $80,656 and $75,646 of which were earned during the quarters ended June 30, 2003 and 2002, respectively. Net income earned by joint ventures was higher during the quarter and six months ended June 30, 2003, as compared to the same periods of 2002, because in June 2002, the Partnership reinvested a portion of the net sales proceeds from the 2002 sale of the Property in Mesquite, Texas in a joint venture arrangement, Arlington Joint Venture, with CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the general partners.

         The Partnership earned $1,650 in interest and other income during the six months ended June 30, 2003, as compared to $80,976 during the same period of 2002, $1,302 and $72,023 of which were earned during the second quarters of 2003 and 2002, respectively. Interest and other income was higher during the quarter and six months ended June 30, 2002, because the Partnership received reimbursement of property expenditures that were incurred in previous years relating to vacant Properties.

         Operating expenses, including depreciation and amortization expense, were $435,275 during the six months ended June 30, 2003, as compared to $465,422 during the same period of 2002, $196,822 and $242,506 of which were incurred during the quarters ended June 30, 2003 and 2002, respectively. Operating expenses were lower during the quarter and six months ended June 30, 2003, because the Partnership did not incur Property expenses relating to the two former PRG Properties, as described above, after they were assigned to new tenants. In addition, operating expenses were lower during the quarter and six months ended June 30, 2003, due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. The decrease in operating expenses during the six months ended June 30, 2003, was partially offset by an increase in state tax expense relating to several states in which the Partnership conducts business and an increase in depreciation expense resulting from the 2002 acquisition of the Property in Austin, Texas.

         During the year ended December 31, 2002, the Partnership identified for sale four Properties that were classified as Discontinued Operations in the accompanying financial statements. The Partnership recognized a net rental loss (rental revenues less Property related expenses) of $7,242 and $3,407 during the quarter and six months ended June 30, 2002, respectively, relating to these four Properties. The Partnership sold the Property in Mesquite, Texas during the six months ended June 30, 2002. Because the Partnership had recorded provisions for write-down of assets in previous years, no gain or loss was recorded during the six months ended June 30, 2002 relating to the sale of the Property in Mesquite, Texas. In June 2002, the Partnership sold the Property in Rancho Cordova, California and recorded a gain on disposal of discontinued operations of approximately $402,600 during the quarter and six months ended June 30, 2002. The Partnership recorded a provision for write-down of assets of approximately $20,300 relating to the Property in Bucyrus, Ohio during the quarter and six months ended June 30, 2002. The provision represented the difference between the Property's net carrying value and its estimated fair value. The Partnership sold this Property in August 2002. In February 2003, the Partnership sold the fourth Property, located in Salina, Kansas, and recorded a gain on disposal of assets of approximately $1,000. The Partnership had recorded provisions for write-down of assets in previous years relating to this Property. The Partnership recognized a net rental loss of $947 during the six months ended June 30, 2003, relating to this Property.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

                   31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                   31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                   32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C.
                            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                   32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C.
                            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

            (b)   Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 5th day of August, 2003.


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

                   31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                   31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                   32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                   32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 31.1

                                  EXHIBIT 31.2

                                  EXHIBIT 32.1

                                  EXHIBIT 32.2