Form 10-Q
period 2003-09-30
CNL INCOME FUND XVI LTD
filed 2003-11-13
CIK 913058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2003
   --------------------------------------------------------------------------

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


                            CNL Income Fund XVI, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                        59-3198891
---------------------------------              ------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


450 South Orange Ave.
Orlando, Florida                                        32801 - 3336
---------------------------------              ------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
                                               ------------------------------


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

                                    CONTENTS





Part I                                                             Page
                                                                   ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                          1

                  Condensed Statements of Income                    2

                  Condensed Statements of Partners' Capital         3

                  Condensed Statements of Cash Flows                4

                  Notes to Condensed Financial Statements           5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations               7-9

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                       9

   Item 4.    Controls and Procedures                               10

Part II

   Other Information                                                11-12

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                            September 30,           December 31,
                                                                                 2003                   2002
                                                                          -------------------    -------------------
                              ASSETS

  Real estate properties with operating leases, net                            $  22,796,968          $  23,139,769
  Net investment in direct financing leases                                        2,616,991              2,662,948
  Real estate held for sale                                                        1,600,868              1,776,684
  Investment in joint ventures                                                     3,433,906              3,446,648
  Cash and cash equivalents                                                        1,378,101              1,343,836
  Receivables, less allowance for doubtful accounts
      of $58,582 and $63,752, respectively                                                --                 49,577
  Due from related parties                                                             5,210                 18,966
  Accrued rental income, less allowance for doubtful accounts of
      $12,753 in 2003 and 2002                                                     1,678,465              1,549,115
  Other assets                                                                        42,003                 32,038
                                                                          -------------------    -------------------

                                                                               $  33,552,512          $  34,019,581
                                                                          ===================    ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                         $     12,912                  3,505
  Real estate taxes payable                                                            9,979                 10,502
  Distributions payable                                                              900,000                900,000
  Due to related parties                                                              21,343                 18,292
  Rents paid in advance and deposits                                                 116,979                 97,342
                                                                          -------------------    -------------------
      Total liabilities                                                            1,061,213              1,029,641

  Commitment (Note 4)

  Partners' capital                                                               32,491,299             32,989,940
                                                                          -------------------    -------------------

                                                                               $  33,552,512          $  34,019,581
                                                                          ===================    ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                 Quarter Ended                 Nine Months Ended
                                                                 September 30,                   September 30,
                                                              2003            2002            2003            2002
                                                          --------------   ------------   --------------  -------------
Revenues:
    Rental income from operating leases                      $  744,395      $ 746,903       $2,222,311     $2,665,545
    Earned income from direct financing leases                   74,731         85,675          220,187        236,488
    Contingent rental income                                      1,637             --            2,779            441
    Interest and other income                                       216          4,139            1,866         85,115
                                                          --------------   ------------   --------------  -------------
                                                                820,979        836,717        2,447,143      2,987,589
                                                          --------------   ------------   --------------  -------------

Expenses:
    General operating and administrative                         59,436         61,689          197,197        208,312
    Property related                                              6,083          6,007           12,144         41,978
    Management fees to related parties                            9,313          8,028           27,752         31,889
    State and other taxes                                         1,883             --           27,761         19,699
    Depreciation and amortization                               116,944        114,808          344,952        333,001
                                                          --------------   ------------   --------------  -------------
                                                                193,659        190,532          609,806        634,879
                                                          --------------   ------------   --------------  -------------

Income Before Equity in Earnings of Joint Ventures              627,320        646,185        1,837,337      2,352,710

Equity in Earnings of Joint Ventures                             80,438         81,698          242,228        232,499
                                                          --------------   ------------   --------------  -------------

Income from Continuing Operations                               707,758        727,883        2,079,565      2,585,209
                                                          --------------   ------------   --------------  -------------

Discontinued Operations:
    Income from discontinued operations                          44,451         25,992          120,802         77,674
    Gain (loss) on disposal of discontinued operations               --         (6,251 )            992        396,382
                                                          --------------   ------------   --------------  -------------
                                                                 44,451         19,741          121,794        474,056
                                                          --------------   ------------   --------------  -------------

Net Income                                                   $  752,209      $ 747,624       $2,201,359     $3,059,265
                                                          ==============   ============   ==============  =============

Income Per Limited Partner Unit:
    Continuing Operations                                     $    0.16       $   0.16         $   0.46       $   0.57
    Discontinued Operations                                        0.01           0.01             0.03           0.11
                                                          --------------   ------------   --------------  -------------

                                                              $    0.17       $   0.17         $   0.49       $   0.68
                                                          ==============   ============   ==============  =============

Weighted Average Number of Limited Partner
    Units Outstanding                                         4,500,000      4,500,000        4,500,000      4,500,000
                                                          ==============   ============   ==============  =============


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                             Nine Months Ended          Year Ended
                                                               September 30,           December 31,
                                                                    2003                   2002
                                                            ---------------------    ------------------
  General partners:
      Beginning balance                                           $      160,017          $    160,017
      Net income                                                              --                    --
                                                            ---------------------    ------------------
                                                                         160,017               160,017
                                                            ---------------------    ------------------

  Limited partners:
      Beginning balance                                               32,829,923            33,132,595
      Net income                                                       2,201,359             3,297,328
      Distributions ($0.60 and $0.80 per limited
         partner unit, respectively)                                  (2,700,000 )          (3,600,000 )
                                                            ---------------------    ------------------
                                                                      32,331,282            32,829,923
                                                            ---------------------    ------------------

  Total partners' capital                                        $    32,491,299         $  32,989,940
                                                            =====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                 2003                 2002
                                                                           -----------------    -----------------
   Net Cash Provided by Operating Activities                                   $  2,579,773         $  3,025,652
                                                                           -----------------    -----------------

   Cash Flows from Investing Activities:
       Additions to real estate properties with operating leases                         --           (1,406,745 )
       Proceeds from sale of assets                                                 154,492            1,918,641
       Investment in joint ventures                                                      --             (221,404 )
                                                                           -----------------    -----------------
          Net cash provided by investing activities                                 154,492              290,492
                                                                           -----------------    -----------------

   Cash Flows from Financing Activities:
       Distributions to limited partners                                         (2,700,000 )         (2,700,000 )
                                                                           -----------------    -----------------
          Net cash used in financing activities                                  (2,700,000 )         (2,700,000 )
                                                                           -----------------    -----------------

   Net Increase in Cash and Cash Equivalents                                         34,265              616,144

   Cash and Cash Equivalents at Beginning of Period                               1,343,836              774,673
                                                                           -----------------    -----------------

   Cash and Cash Equivalents at End of Period                                  $  1,378,101         $  1,390,817
                                                                           =================    =================

   Supplemental Schedule of Non-Cash Financing Activities:

       Distributions declared and unpaid at end of period                       $   900,000          $   900,000
                                                                           =================    =================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVI, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

         In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations.

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


3.       Discontinued Operations

         During the year ended December 31, 2002, the Partnership identified for sale four properties that were classified as Discontinued Operations in the accompanying financial statements. The Partnership sold three of these properties during 2002. In February 2003, the Partnership sold the fourth property, located in Salina, Kansas, and recorded a gain on disposal of assets of approximately $1,000. In August 2003, the Partnership identified for sale one additional property, located in Independence, Missouri, that was also classified as Discontinued
         Operations in the accompanying financial statements. The Partnership reclassified the asset relating to this Property from real estate properties with operating leases to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell. The Partnership had recorded provisions for write-down of assets in previous periods, relating to two of the four sold properties, including approximately $20,300 during the nine months ended September 30, 2002. The provisions represented the difference between the Property's net carrying value and its estimated fair value.

         The  operating  results  of  the  discontinued   operations  for  these
         properties are as follows:

                                                          Quarter Ended                 Nine Months Ended
                                                          September 30,                   September 30,
                                                       2003             2002           2003           2002
                                                  ---------------   -------------  -------------  -------------
          Rental revenues                             $   48,213        $ 48,213      $ 144,639      $ 188,966
          Expenses                                        (3,762 )       (22,221 )      (23,837 )      (91,030 )
          Provision for write-down of assets                  --              --             --        (20,262 )
                                                  ---------------   -------------  -------------  -------------
          Income from discontinued
              operations                              $   44,451        $ 25,992      $ 120,802      $  77,674
                                                  ===============   =============  =============  =============


4.       Commitment

         In August 2003, the Partnership entered into an agreement with the tenant to sell the property in Independence, Missouri.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2002, the Partnership owned 35 Properties directly and six Properties indirectly through joint venture or tenancy in common arrangements. As of September 30, 2003, the Partnership owned 34 Properties directly and six Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $2,579,773 and $3,025,652 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in cash from operating activities during the nine months ended September 30, 2003, as compared to the same period of 2002, was a result of changes in the Partnership's income and expenses. Other sources and uses of cash included the following during the nine months ended September 30, 2003.

         In February 2003, the Partnership sold its Property in Salina, Kansas, to a third party and received net sales proceeds of approximately $154,500, resulting in a gain on disposal of assets of approximately $1,000. The Partnership had recorded provisions for write-down of assets in previous years relating to this asset. The Partnership intends to use these proceeds to either reinvest in an additional Property or pay liabilities of the Partnership as needed.

         At September 30, 2003, the Partnership had $1,378,101 in cash and cash equivalents, as compared to $1,343,836 at December 31, 2002. At September 30, 2003, these funds were held in demand deposit accounts at commercial banks. The funds remaining at September 30, 2003, after the payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current, and for the nine months ended September 30, 2003, anticipated future cash from operations, the Partnership declared distributions to limited partners of $2,700,000 for each of the nine months ended September 30, 2003 and 2002, ($900,000 for each of the quarters ended September 30, 2003 and 2002). This represents distributions of $0.60 per unit for each of the nine months ended September 30, 2003 and 2002, ($0.20 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2003 and 2002. No amounts distributed to the limited partners for the nine months ended September 30, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $1,061,213 at September 30, 2003, as compared to $1,029,641 at December 31, 2002. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         In August 2003, the Partnership entered into an agreement with the tenant to sell the Property in Independence, Missouri. As a result, the Partnership reclassified the assets relating to this Property to real estate held for sale. As of November 7, 2003, the sale had not occurred.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $2,442,498 during the nine months ended September 30, 2003, as compared to $2,902,033 during the same period of 2002, $819,126 and $832,578 of which were earned during the third quarters of 2003 and 2002, respectively. Rental revenues were higher during the nine months ended September 30, 2002, as compared to the same period of 2003, because during 2002, the Partnership received payment and recognized as income past due rents of approximately $522,800 relating to two Properties, which were formerly leased by Phoenix Restaurant Group, Inc. ("PRG"). In October 2001, PRG filed for bankruptcy and the Partnership stopped recording rental revenues relating to these two Properties. During 2002, the bankruptcy court assigned the two leases relating to these two Properties to new tenants and all other lease terms remained the same. One of the new tenants, CherryDen, LLC, is a Delaware limited liability company and an affiliate of the general partners. The decrease was partially offset by the fact that during the quarter and nine months ended September 30, 2003, the Partnership earned rental revenues as a result of the reinvestment of sales proceeds from the 2002 sale of the Property in Rancho Cordova, California in a Property in Austin, Texas in June 2002.

         The Partnership also earned $242,228 attributable to net income earned by joint ventures during the nine months ended September 30, 2003, as compared to $232,499 during the same period of 2002, $80,438 and $81,698 of which were earned during the quarters ended September 30, 2003 and 2002, respectively. Net income earned by joint ventures was higher during the nine months ended
September 30, 2003, as compared to the same period of 2002, because in June 2002, the Partnership reinvested a portion of the net sales proceeds from the 2002 sale of the Property in Mesquite, Texas in a joint venture arrangement, Arlington Joint Venture, with CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the general partners.

         The Partnership earned $1,866 in interest and other income during the nine months ended September 30, 2003, as compared to $85,115 during the same period of 2002, $216 and $4,139 of which were earned during the third quarters of 2003 and 2002, respectively. Interest and other income was higher during the nine months ended September 30, 2002, because the Partnership received reimbursement of property expenditures that were incurred in previous years relating to vacant Properties.

         Operating expenses, including depreciation and amortization expense, were $609,806 during the nine months ended September 30, 2003, as compared to $634,879 during the same period of 2002, $193,659 and $190,532 of which were incurred during the third quarters of 2003 and 2002, respectively. Operating expenses were lower during the nine months ended September 30, 2003, because the Partnership did not incur Property expenses relating to the two former PRG Properties, as described above, after they were assigned to new tenants. In addition, operating expenses were lower during the nine months ended September 30, 2003, due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. The decrease in operating expenses during the nine months ended September 30, 2003, was partially offset by an increase in state tax expense relating to several states in which the Partnership conducts business and an increase in depreciation expense resulting from the 2002 acquisition of the Property in Austin, Texas.

         During the year ended December 31, 2002, the Partnership identified for sale four Properties that were classified as Discontinued Operations in the accompanying financial statements. The Partnership sold three of these Properties during 2002 and sold the fourth Property in February 2003. In August 2003, the Partnership identified for sale one additional Property, located in Independence, Missouri, that was also classified as Discontinued Operations in the accompanying financial statements. The Partnership reclassified the asset relating to this Property from real estate properties with operating leases to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell. As of November 7, 2003, the sale had not occurred. The Partnership recognized net rental income (rental revenues less Property related expenses and provision for write-down of assets) of $25,992 and $77,674 during the quarter and nine months ended September 30, 2002, respectively, relating to these five Properties. The Partnership sold the Property in Mesquite, Texas in March 2002. Because the Partnership had recorded provisions for write-down of assets in previous years, no gain or loss was recorded during the nine months ended September 30, 2002 relating to the sale of the Property in Mesquite, Texas. In June 2002, the Partnership sold the Property in Rancho Cordova, California and recorded a gain on disposal of assets of approximately $402,600. The Partnership sold the Property in Bucyrus, Ohio in August 2002, and recorded a loss on disposal of assets of approximately $6,300. The Partnership had recorded provisions for write-down of assets in previous periods, including approximately $20,300 during the nine months ended September 30, 2002. The provision represented the difference between the Property's net carrying value and its estimated fair value. The Partnership recognized net rental income of $120,802 during the nine months ended September 30, 2003 relating to the Properties in Salina, Kansas and Independence, Missouri. In February 2003, the Partnership sold the Property in Salina, Kansas and recorded a gain on disposal of assets of approximately $1,000. The Partnership had recorded provisions for write-down of assets in previous years relating to this Property. The Partnership recognized net rental income of $44,451 during the quarter ended September 30, 2003, relating to the Property in Independence, Missouri.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

         In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations.


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

             (b) Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of November, 2003.


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