Form 10-K
period 2003-12-31
CNL INCOME FUND XVI LTD
filed 2004-03-30
CIK 913058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to___________

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes___ No X ------------

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

          As of December 31, 2000, the Partnership owned 39 Properties directly and four Properties indirectly through joint venture or tenancy in common arrangements. During 2001, the Partnership sold its Properties in Marana, Arizona, St. Cloud, Minnesota, and Las Vegas, Nevada and reinvested the majority of the net sales proceeds in a Property in San Antonio, Texas and a Property in Walker, Louisiana, with CNL Income Fund VIII, Ltd., a Florida limited partnership and an affiliate of the General Partners, as tenants-in-common. During 2002, the Partnership sold its Properties in Rancho Cordova, California, Mesquite, Texas, and Bucyrus, Ohio. The Partnership reinvested the net sales proceeds from the sales of the Properties in Rancho Cordova, California, and Mesquite, Texas in a Property in Austin, Texas and in Arlington Joint Venture with CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the General Partners. During 2003 the Partnership sold its Properties in Salina, Kansas and Independence, Missouri. In addition, during 2003, the Partnership reinvested a portion of the proceeds from the 2002 sale of the Property in Mesquite, Texas, the proceeds from the 2002 sale of the Property in Bucyrus, Ohio and the proceeds from the 2003 sales of the Properties in Salina, Kansas and Independence, Missouri in two additional Properties, each as tenants-in-common with affiliates of the General Partners. As of December 31, 2003, the Partnership owned 33 Properties directly and eight Properties indirectly through joint venture or tenancy in common arrangements. The 41 Properties include six Properties consisting of land only. The lessee of the six Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. In general, the Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

          The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income taxes. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

          Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the Properties owned by joint ventures in which the Partnership is a co-venturer and Properties owned as tenants-in-common with affiliates of the General Partners provide for initial terms ranging from 9 to 20 years (the average being 18 years) and expire between 2008 and 2023. The leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $24,200 to $259,900. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

          Generally, the leases of the Properties provide for two to five successive five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 27 of the Partnership's 41 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

          The leases generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

          In August 1999, the leases relating to the Long John Silver's Properties in Silver City and Clovis, New Mexico and Copperas Cove, Texas were amended to provide rent deferrals. All other lease terms remained unchanged. As of March 12, 2004, the Partnership has continued to receive the reduced rental payments relating to these Properties and has collected a portion of the deferrals, in accordance with the 1999 agreement. The General Partners do not believe that the rent deferrals will have a material adverse effect on the results of operations of the Partnership.

          In January 2001, the leases relating to the Properties in Idaho Falls, Idaho and Moab, Utah were assigned to another tenant and amended to provide for a reduction in rents for a two-year period. In December 2002, these leases were amended to provide for a reduction in rents for an additional six-month period. All other lease terms remained unchanged. The General Partners do not anticipate that any decrease in rental income relating to these amendments will have a material adverse affect on the Partnership's financial position or results of operations.

          The tenant of the Property in Celina, Ohio exercised its option to extend the lease for an additional five years beginning in March 2003. All other lease terms remained unchanged and are substantially the same as the Partnership's other leases as described above.

          During 2003, the Partnership reinvested a portion of the proceeds from the 2002 sale of the Property in Mesquite, Texas, the proceeds from the 2002 sale of the Property in Bucyrus, Ohio and the proceeds from the 2003 sales of the Properties in Salina, Kansas and Independence, Missouri in two additional Properties, each as tenants-in-common with affiliates of the General Partners. The lease terms for these Properties are substantially the same as the Partnership's other leases.

Major Tenants

          During 2003, two lessees of the Partnership, (i) Golden Corral Corporation and (ii) Jack in the Box Inc. and Jack in the Box Eastern Division, LP. (affiliated under common control of Jack in the Box Inc., herein after referred to as "Jack in the Box Inc."), each contributed more than ten percent of total rental revenues (including the Partnership's share of total rental revenues from Properties owned by joint ventures and the Properties held as tenants-in-common with affiliates). As of December 31, 2003, Golden Corral Corporation and Jack in the Box Inc. each was the lessee under leases relating to five restaurants. It is anticipated that based on the minimum rental payments required by the leases these two lessees will each continue to contribute more than ten percent of the Partnership's total rental revenues in 2004. In addition, three Restaurant Chains, Golden Corral Buffet and Grill ("Golden Corral"), Jack in the Box, and Denny's, each accounted for more than ten percent of total rental revenues (including the Partnership's share of total rental revenues from Properties owned by joint ventures and the Properties held as tenants-in-common with affiliates). In 2004, it is anticipated that each of these Restaurant Chains will continue to contribute more than ten percent of total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 2003, no tenant or group of affiliated tenants leased Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

          The Partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2003:



                Entity Name             Year      Ownership               Partners                   Property



       CNL Income Fund XVI, Ltd and     1996       80.44%      CNL Income Fund XVII, Ltd.       Fayetteville, NC
            CNL Income Fund XVII,
            Ltd. Tenants in Common

       CNL Income Fund II, Ltd., CNL    1998       40.42%      CNL Income Fund II, Ltd.         Memphis, TN
            Income Fund VI, Ltd. and                           CNL Income Fund VI, Ltd.
            CNL Income Fund XVI,
            Ltd. Tenants in Common

       Columbus Joint Venture           1998       32.35%      CNL Income Fund XII, Ltd.        Columbus, OH
                                                               CNL Income Fund XVIII, Ltd.


       TGIF Pittsburgh Joint Venture    2000       19.72%      CNL Income Fund VII, Ltd.        Homestead, PA
                                                               CNL Income Fund XV, Ltd.
                                                               CNL Income Fund XVIII, Ltd.

       CNL Income Fund VIII, Ltd.,      2001       83.00%      CNL Income Fund VIII, Ltd.       Walker, LA
            and CNL Income Fund XVI,
            Ltd. Tenants in Common

       Arlington Joint Venture          2002       21.00%      CNL Income Fund VII, Ltd.        Arlington, TX


       CNL Income Fund VI, Ltd., CNL    2003       20.00%      CNL Income Fund VI, Ltd.         Dalton, Georgia
            Income Fund XI, Ltd.,                              CNL Income Fund XI, Ltd.
            CNL Income Fund XV,                                CNL Income Fund XV, Ltd.
            Ltd., and CNL Income
            Fund XVI, Ltd. Tenants
            in Common

       CNL Income Fund XI, Ltd. and     2003       74.00%      CNL Income Fund XI, Ltd.         Hoover, Alabama
            CNL Income Fund XVI,
            Ltd. Tenants in Common



         Each of the joint ventures or tenancies in common was formed to hold one Property. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The Partnership shares management control equally with the affiliates of the General Partners.

         The joint venture and tenancy in common arrangements provide for the Partnership and its joint venture or tenancy in common partners to share in all costs and benefits in proportion to each partner's percentage interest in the entity or the Property. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the entity or the Property.

         Arlington Joint Venture has an initial term of 30 years; each of the other joint ventures has an initial term of 20 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either joint venturer by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partner to dissolve the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer or assign its interest without first offering it for sale to its partner, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

         During 2003, the Partnership reinvested a portion of the proceeds from the 2002 sale of the Property in Mesquite, Texas, the proceeds from the 2002 sale of the Property in Bucyrus, Ohio and the proceeds from the 2003 sales of the Properties in Salina, Kansas and Independence, Missouri in two additional Properties, each as tenants-in-common with affiliates of the General Partners.

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

Certain Management Services

         RAI Restaurants, Inc. (the "Advisor"), an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. The Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices, and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

         The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

         During 2003, CNL Capital Management, Inc., ("CCM"), a wholly owned subsidiary of CNL Financial Group, Inc., began providing certain strategic advisory services to the General Partners relative to the Partnership's business. CCM is not reimbursed for these services by the Partnership. CCM also began providing some accounting and portfolio management services to the Partnership during 2003, through a subcontract with the Advisor.

Competition

         The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

Employees

         The  Partnership   has  no  employees.   The  officers  of  CNL  Realty
Corporation, the officers and employees of CNL Restaurant Properties, Inc. (formerly CNL American Properties Fund, Inc.), the parent company of the Advisor, and the officers and employees of CCM perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2003, the Partnership owned 41 Properties. Of the 41 Properties, 33 are owned by the Partnership in fee simple, three are owned through joint venture arrangements and five are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement.

Description of Properties

         Land. The Partnership's Property sites range from approximately 16,300 to 104,800 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership, either directly or indirectly through joint venture or tenancy in common arrangements, as of December 31, 2003 by state.

                                                       Number of Properties
                     State

                     Alabama                                    1
                     California                                 1
                     Colorado                                   1
                     Washington, D.C.                           1
                     Florida                                    5
                     Georgia                                    2
                     Idaho                                      1
                     Indiana                                    2
                     Louisiana                                  1
                     Missouri                                   3
                     New Mexico                                 3
                     North Carolina                             3
                     Ohio                                       3
                     Pennsylvania                               1
                     Tennessee                                  1
                     Texas                                      11
                     Utah                                       1
                                                         -----------------

                     TOTAL PROPERTIES                           41
                                                         =================

         Buildings. Each of the Properties includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the six Checkers Properties are owned by the tenant while the land parcels are owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 2,000 to 11,100 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2003, the Partnership had committed to fund additional construction costs to the Property in Hoover, Alabama, in which the Partnership owns a 74% interest as tenants-in-common with CNL Income Fund XI, Ltd. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes.

         As of December 31, 2003, the aggregate cost of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $29,573,053 and $11,292,586, respectively.

         The following table lists the Properties owned by the Partnership, either directly or indirectly through joint venture or tenancy in common arrangements, as of December 31, 2003 by Restaurant Chain.


                      Restaurant Chain            Number of Properties

                      Arby's                               2
                      Boston Market                        2
                      Checkers                             6
                      Denny's                              5
                      Flat Rock Grille                     1
                      Golden Corral                        5
                      IHOP                                 2
                      Jack in the Box                      5
                      KFC                                  1
                      Long John Silver's                   4
                      O'Charley's                          1
                      T.G.I. Friday's                      1
                      Taco Cabana                          3
                      Wendy's                              1
                      Other                                2
                                                  ---------------------

                      TOTAL PROPERTIES                     41
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

         Leases. The Partnership leases the Properties to operators of Restaurant Chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance.

         The following is a schedule of the average rent and occupancy rate per Property for each of the years ended December 31:



                                       2003              2002              2001             2000              1999
                                   --------------    -------------     -------------    -------------     -------------



Rental Revenues (1)(2)               $ 3,817,730      $ 3,953,069       $ 3,398,196      $ 3,730,031       $ 4,033,287
Properties (2)                                40               40                39               42                43
Average Rent per Property              $  95,443        $  98,827         $  87,133        $  88,810         $  93,797
Occupancy Rate                              100%              98%               93%              98%               95%



(1)     Rental revenues includes the Partnership's share of rental revenues from
        the  Properties  owned  through  joint  venture   arrangements  and  the
        Properties owned through tenancy in common arrangements.

(2) Excludes Properties that were vacant or under construction at December 31, and did not generate rental revenues during the year ended December 31.

         The following is a schedule of lease expirations for leases in place as of December 31, 2003 for the next ten years and thereafter.


                                                                                    Percentage of
             Expiration Year          Number             Annual Rental               Gross Annual
                                     of Leases              Revenues                 Rental Income
             -----------------    ----------------    ---------------------    --------------------------


              2004                             --                       --                      --
              2005                             --                       --                      --
              2006                             --                       --                      --
              2007                             --                       --                      --
              2008                              1              $    25,014                   0.68%
              2009                              1                   62,519                   1.69%
              2010                              4                  498,615                  13.48%
              2011                              3                  339,320                   9.17%
              2012                              2                  251,950                   6.81%
              2013                              1                  100,923                   2.73%
              Thereafter                       28                2,421,054                  65.44%
                                        ----------       ------------------           -------------
              Total (1)                        40             $  3,699,395                 100.00%
                                        ==========       ==================           =============



(1) Excludes one Property which was under construction at December 31, 2003.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2003 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases five Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2010 and 2015) and the average minimum base annual rent is approximately $148,000 (ranging from approximately $113,300 to $175,800).

         Jack in the Box Inc. leases five Jack in the Box restaurants. The initial term of each lease is either 17 or 18 years (expiring between 2011 and
2019) and the average minimum base annual rent is approximately $113,900 (ranging from approximately $96,300 to $136,500).

Item 3.  Legal Proceedings

         Neither the Partnership, nor its General Partners, nor any affiliate of the Partnership, nor any of their respective Properties is party to, or subject to, any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters


(a) As of March 12, 2004, there were 3,018 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2003, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase) may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2003, the price paid for any Unit transferred pursuant to the Plan ranged from $8.62 to $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2003 and 2002 other than pursuant to the Plan, net of commissions.


                                              2003 (1)                                 2002 (1)
                                 ------------------------------------    -------------------------------------
                                   High         Low        Average         High          Low        Average
                                 ---------    --------    -----------    ---------     --------    -----------



         First Quarter              $8.05      $ 6.00        $  7.28        $7.21       $ 6.00        $  6.29
         Second Quarter              9.55        6.76           7.81         6.75         6.68           6.72
         Third Quarter               9.50        6.98           8.66         7.33         6.00           6.39
         Fourth Quarter              8.14        6.53           7.58         7.25         6.00           6.39


(1) A total of 30,121 and 39,922 Units were transferred other than pursuant to the Plan for the years ended December 31, 2003 and 2002, respectively.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2003 and 2002, the Partnership declared cash distributions of $3,600,000 to the Limited Partners. No amounts distributed to the Limited Partners for the years ended December 31, 2003 and 2002, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. Distributions of $900,000 were declared at the close of each of the Partnership's calendar quarters. This amount includes monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable


Item 6.  Selected Financial Data

         The following selected financial data should be read in conjunction with the financial statements and related notes in Item 8. hereof.


                                               2003          2002            2001           2000           1999
                                           ------------- --------------  -------------- -------------- -------------

Year ended December 31:

Continuing Operations (5):
    Revenues                                 $3,098,420    $ 3,627,699     $ 2,631,323     $3,016,288    $3,145,931
    Equity in earnings of unconsolidated
joint ventures                                  326,150        312,454         250,885        180,084       158,580
    Income from continuing
      operations (1) (2)                      2,668,161      3,191,883       1,048,515      1,455,559     2,176,923

Discontinued Operations (5):
    Revenues                                    342,106        407,325         443,510        689,867       755,299
    Income (loss) from and gain on
      disposal of discontinued
         operations (3) (4)                     631,994        105,445        (908,647 )      490,253       638,085

Net income                                    3,300,155      3,297,328         139,868      1,945,812     2,815,008

Income (loss) per Unit:
    Continuing operations                      $   0.59      $    0.71       $    0.23       $   0.32      $   0.49
    Discontinued operations                        0.14           0.02           (0.20 )         0.11          0.14
                                           ------------- --------------  -------------- -------------- -------------
      Total                                    $   0.73      $    0.73       $    0.03       $   0.43      $   0.63
                                           ============= ==============  ============== ============== =============

Cash distributions declared                  $3,600,000    $ 3,600,000     $ 3,600,000     $3,600,000    $3,600,000
Cash distributions declared per Unit               0.80           0.80            0.80           0.80          0.80

At December 31:
    Total assets                            $33,875,474   $ 34,019,581    $ 34,305,402    $37,936,084  $39,710,973
    Total partners' capital                  32,690,095     32,989,940      33,292,612     36,752,744    38,406,932


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

    (3) Income (loss) from and gain on disposal of discontinued operations includes $556,884, $1,158,159, and $36,166 in provisions for write-down of assets for the years ended December 31, 2002, 2001, and 2000, respectively.

    (4) Income (loss) from and gain on disposal of discontinued operations includes $348,023 and $396,382 in gains on sale of assets for the years ended December 31, 2003 and 2002.

    (5) Certain items in the prior years' financial data have been reclassified to conform to the 2003 presentation. This reclassification had no effect on net income. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations. The results of operations relating to properties that were either identified for sale and disposed of subsequent to January 1, 2002 or were classified as held for sale as of December 31, 2003 are reported as discontinued operations for all periods presented.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, to be leased primarily to operators of Restaurant Chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $24,200 to $259,900. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. As of December 31, 2001, the Partnership owned 37 Properties directly and five Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2002, the Partnership owned 35 Properties directly and six Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2003, the Partnership owned 33 Properties directly and eight Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $3,550,856, $3,878,671, and $2,723,368, for the years ended December 31, 2003, 2002, and 2001, respectively. The decrease in cash from operating activities during the year ended December 31, 2003, as compared to the previous year, was primarily a result of changes in the Partnership's working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses, and changes in income and expenses, such as changes in rental revenues and changes in operating and Property related expenses. The increase in cash from operating activities during the year ended December 31, 2002, as compared to the previous year, was primarily a result of changes in income and expenses, such as changes in rental revenues and changes in operating and Property related expenses..

         Other sources and uses of cash included the following during the years ended December 31, 2003, 2002, and 2001.

         During the year ended December 31, 1999, the Partnership accepted a promissory note from the former tenant of the Shoney's Property in Las Vegas, Nevada, in the amount of $52,191, representing past due rental and other amounts. The note represented receivables for which the Partnership had established a provision for doubtful accounts. Payments were due in 60 monthly installments of $1,220 including interest at a rate of ten percent per annum, and were scheduled to commence on March 1, 2000, at which time the accrued and unpaid interest of $5,219 was capitalized into the principal balance of the note. Due to the uncertainty of the collectibility of the note, the Partnership established a provision for doubtful accounts. During 2002, the Partnership ceased collection efforts and wrote off the balance of the promissory note.

         During 2001, the Partnership sold its Properties in Marana, Arizona, Las Vegas, Nevada, and St. Cloud, Minnesota, each to a third party, and received net sales proceeds of approximately $2,851,700, resulting in a net gain on sale of assets of approximately $383,700. During 2001, the Partnership reinvested the net sales proceeds from the sale of the Property in Marana, Arizona in a Property in Walker, Louisiana, as tenants-in-common, with CNL Income Fund VIII, Ltd., a Florida limited partnership, and an affiliate of the General Partners. The Partnership contributed approximately $1,144,200 for an 83% interest in the profits and losses of the Property. During 2001, the Partnership reinvested the net sales proceeds from the sale of the Property in Las Vegas, Nevada in a Property in San Antonio, Texas.

         In October 2001, the Partnership entered into a promissory note with the corporate General Partner in the amount of $300,000 in connection with the operations of the Partnership. The loan was uncollateralized, non-interest bearing and due on demand. As of December 31, 2001, the Partnership had repaid the loan in full to the corporate General Partner.

         During 2002, the Partnership sold its Properties in Rancho Cordova, California, Mesquite, Texas, and Bucyrus, Ohio, each to a third party, and received net sales proceeds of approximately $1,918,700, resulting in a net gain on discontinued operations of approximately $396,400. The Partnership reinvested the sales proceeds from the sales of the properties in Rancho Cordova, California and Mesquite, Texas in a Property in Austin, Texas and in Arlington Joint Venture, with CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the General Partners. The joint venture acquired a Property in Arlington, Texas. The Partnership contributed approximately $210,800 for a 21% interest in this joint venture.

         The Partnership and the joint venture acquired the Properties in San Antonio, Texas, Austin, Texas, and Arlington, Texas from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership and the joint venture. The purchase prices paid by the Partnership and the joint venture represented the costs incurred by CNL Funding 2001-A, LP to acquire the Properties. These transactions, or a portion thereof, relating to the sale of Properties in Las Vegas, Nevada and Rancho Cordova, California and the reinvestment of the net sales proceeds in the Properties in San Antonio and Austin, Texas qualified as a like-kind transaction for federal income tax purposes.

         During 2003, the Partnership sold its Properties in Salina, Kansas and Independence, Missouri, each to a third party and received net sales proceeds of approximately $2,102,400, resulting in a gain on disposal of discontinued operations of approximately $348,000. The Partnership had recorded provisions for write-down of assets in previous years relating to the Property in Salina, Kansas. During 2003, the Partnership reinvested a portion of the proceeds from the 2002 sale of the Property in Mesquite, Texas, the 2002 sale of the Property in Bucyrus, Ohio and the 2003 sales of the Properties in Salina, Kansas and Independence, Missouri in a Property in Dalton, Georgia with CNL Income Fund VI, Ltd., CNL Income Fund XI, Ltd., and CNL Income Fund XV, Ltd., and a Property in Hoover, Alabama with CNL Income Fund XI, Ltd., each as tenants-in-common. The Partnership contributed approximately $380,000 and $926,900 to the Properties in Dalton, Georgia and Hoover, Alabama, respectively and has committed to fund up to an additional $701,100 for additional construction costs relating to the Property in Hoover, Alabama. The Partnership owns a 20% and a 74% interest in the Properties in Dalton, Georgia and Hoover, Alabama, respectively.

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

         At December 31, 2003, the Partnership had $2,090,183 in cash and cash equivalents, as compared to $1,343,836 at December 31, 2002. At December 31, 2003, these funds were held in demand deposit accounts at commercial banks. The increase in cash was primarily a result of the Partnership holding sales proceeds at December 31, 2003, pending the funding of additional construction costs relating to the Property in Hoover, Alabama, as described above. As of December 31, 2003, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was less than one percent annually. The funds remaining at December 31, 2003, after the payment of distributions and other liabilities will be used to fund additional construction costs and to meet the Partnership's working capital needs.

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

         The General Partners have the right, but not the obligation, to make additional capital contributions or loans if they deem it appropriate in connection with the operations of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the year ended December 31, 2001, a loan from the corporate General Partner, the Partnership declared distributions to the Limited Partners of $3,600,000, for each of the years ended December 31, 2003, 2002, and 2001. This represents distributions of $0.80 per Unit for each of the years ended December 31, 2003, 2002, and 2001. No distributions were made to the General Partners during the years ended December 31, 2003, 2002, and 2001. No amounts distributed to the Limited Partners for the years ended December 31, 2003, 2002, and 2001, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income during the years ended December 31, 2003, 2002, and 2001.

         As of December 31, 2003 and 2002, the Partnership owed $166,003 and $18,292, respectively, to related parties for accounting and administrative services, management fees and other amounts. As of March 12, 2004, the Partnership had reimbursed the affiliates these amounts. Other liabilities, including distributions payable, were $1,019,376 at December 31, 2003, as compared to $1,011,349 at December 31, 2002. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         In December 2003, the Partnership entered into an agreement with the tenant to sell the Property in Fort Collins, Colorado. As a result, the Partnership reclassified the assets relating to this Property to real estate held for sale. As of March 12, 2004, the sale had not occurred.

Off-Balance Sheet Transactions

         The Partnership holds interests in various unconsolidated joint venture and tenancy in common arrangements that are accounted for using the equity method. The General Partners do not believe that any such interest would constitute an off-balance sheet arrangement requiring any additional disclosures under the provisions of the Sarbanes-Oxley Act of 2002.

Contractual Obligations, Contingent Liabilities, and Commitments

         In December 2003, the Partnership entered into an agreement to sell the Property in Fort Collins, Colorado. As of March 12, 2004, the sale had not occurred.

         In December 2003, the Partnership and CNL Income Fund XVI, Ltd., as tenants-in-common, purchased a Property in Hoover, Alabama. The Partnership contributed approximately $325,700 to acquire the land and has committed to fund up to an additional $246,300 for construction costs relating to this Property. The Partnership owns a 26% interest in this Property. The Partnership has no contingent liabilities.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease.

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

         Management reviews the Partnership's Properties and investments in unconsolidated entities for impairment at least once a year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, when the Partnership makes the decision to sell or commits to a plan to sell a Property within one year, its operating results are reported as discontinued operations.

Results of Operations

Comparison of year ended December 31, 2003 to year ended December 31, 2002

         Rental revenues from continuing operations were $3,055,686 during the year ended December 31, 2003, as compared to $3,517,609 during the same period of 2002. Rental revenues from continuing operations were higher during the year ended December 31, 2002, as compared to the same period of 2003, because during 2002, the Partnership received payment and recognized as income past due rents of approximately $522,800 relating to two Properties, which were formerly leased by Phoenix Restaurant Group, Inc. ("PRG"). In October 2001, PRG filed for bankruptcy and the Partnership stopped recording rental revenues relating to these two Properties. During 2002, the bankruptcy court assigned the two leases relating to these two Properties to new tenants and all other lease terms remained the same. One of the new tenants, CherryDen, LLC, is a Delaware limited liability company and an affiliate of the General Partners. The decrease was partially offset by the fact that during 2003, the Partnership earned rental revenues as a result of the reinvestment of sales proceeds from the 2002 sale of the Property in Rancho Cordova, California in a Property in Austin, Texas in June 2002.

         The Partnership earned $40,730 in contingent rental income during the year ended December 31, 2003, as compared to $49,977 during the same period of 2002. The decrease in contingent rental income during 2003 was due to a decrease in reported gross sales of the restaurants with leases that require the payment of contingent rental income.

         The Partnership earned $326,150 attributable to net income earned by unconsolidated joint ventures during the year ended December 31, 2003, as compared to $312,454 during the same period of 2002. Net income earned by joint ventures was higher during the year ended December 31, 2003, as compared to the same period of 2002, because in June 2002, the Partnership reinvested a portion of the net sales proceeds from the 2002 sale of the Property in Mesquite, Texas in a joint venture arrangement, Arlington Joint Venture, with CNL Income Fund VII, Ltd., and in November 2003, the Partnership reinvested the remaining proceeds from the sale of the Property in Mesquite, Texas and the proceeds from the 2003 sale of the Property in Bucyrus, Ohio in a Property in Dalton, Georgia, with CNL Income Fund VI, Ltd., CNL Income Fund XI, Ltd., and CNL Income Fund XV, Ltd., as tenants-in-common. Each of the CNL Income Funds is a Florida limited partnership and an affiliate of the General Partners.

         During 2003, two lessees of the Partnership, Golden Corral Corporation and Jack in the Box Inc., each contributed more than ten percent of total rental revenues (including the Partnership's share of total rental revenues from Properties owned by joint ventures and the Properties held as tenants-in-common with affiliates). As of December 31, 2003, Golden Corral Corporation and Jack in the Box Inc. each was the lessee under leases relating to five restaurants. It is anticipated that based on the minimum rental payments required by the leases these two lessees will each continue to contribute more than ten percent of total rental revenues in 2004. In addition, three Restaurant Chains, Golden Corral, Jack in the Box, and Denny's, each accounted for more than ten percent of total rental revenues (including the Partnership's share of total rental revenues from Properties owned by joint ventures and the Properties held as tenants-in-common with affiliates). In 2004, it is anticipated that each of these Restaurant Chains will continue to contribute more than ten percent of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner.

         The Partnership earned $2,004 in interest and other income during the year ended December 31, 2003, as compared to $60,113 during the same period of 2002. During 2002, the Partnership received reimbursement of property expenditures that were incurred in previous years relating to vacant Properties.

         Operating expenses, including depreciation and amortization expenses were $756,409 during the year ended December 31, 2003, as compared to $748,270 during the same period of 2002. Operating expenses were higher during 2003 due to an increase in state tax expense relating to several states in which the Partnership conducts business and an increase in depreciation expense resulting from the 2002 acquisition of the Property in Austin, Texas. The increase in operating expenses was partially offset by a decrease in Property related expenses because the Partnership did not incur Property expenses relating to the two former PRG Properties after they were assigned to new tenants, as described above.

         During 2002, the Partnership identified for sale four Properties that were classified as Discontinued Operations in the accompanying financial statements. The Partnership sold three of these Properties during 2002 and sold the fourth Property in February 2003. During 2003, the Partnership identified for sale two additional Properties, located in Independence, Missouri and Fort Collins, Colorado, that were also classified as Discontinued Operations in the accompanying financial statements. The Partnership sold the Property in Independence, Missouri in November 2003. The Partnership reclassified the asset relating to the Property in Fort Collins, Colorado from real estate properties with operating leases to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell. As of March 12, 2004, the sale had not occurred. The Partnership recognized a net rental loss (Property related expenses and provisions for write-down of assets in excess of rental revenues) of $290,937 during the year ended December 31, 2002, relating to these Properties. The net rental loss during 2002 was primarily the result of the Partnership recording provisions for write-down of assets of approximately $556,900 relating to the vacant PRG Properties. The provisions represented the difference between each Property's net carrying value and it estimated fair value. The Partnership sold the Property in Mesquite, Texas in March 2002. Because the Partnership had recorded provisions for write-down of assets in previous years, no gain or loss was recorded during 2002 relating to the sale of this Property. In June 2002, the Partnership sold the Property in Rancho Cordova, California and recorded a gain on disposal of discontinued operations of approximately $402,600. The Partnership sold the Property in Bucyrus, Ohio in August 2002, and recorded a loss on disposal of discontinued operations of approximately $6,300. The Partnership had recorded provisions for write-down of assets in previous periods, including approximately $20,300 during 2002. The provision represented the difference between the Property's net carrying value and its estimated fair value. The Partnership recognized net rental income of $283,971 during the year December 31, 2003 relating to the Properties in Salina, Kansas, Independence, Missouri, and Fort Collins, Colorado. In February 2003, the Partnership sold the Property in Salina, Kansas and recorded a gain on disposal of discontinued operations of approximately $1,000. The Partnership had recorded provisions for write-down of assets in previous years relating to this Property. In November 2003, the Partnership sold the Property in Independence, Missouri and recorded a gain on disposal of discontinued operations of approximately $347,000.

Comparison of year ended December 31, 2002 to year ended December 31, 2001

         Rental revenues from continuing operations were $3,517,609 during the year ended December 31, 2002, as compared to $2,509,353 during the same period of 2001. Rental revenues from continuing operations were lower during the year ended December 31, 2001 as compared to the same period of 2002, because in March 2001, the Partnership stopped recording rental revenues when the tenant, PRG, experienced financial difficulties and ceased rental payments relating to two Denny's Properties. In October 2001, PRG filed for bankruptcy. During 2002, the Partnership received payment of past due rents of approximately $522,800 relating to these two Properties, which were not rejected by PRG, and recorded the rental revenues. During 2002, the bankruptcy court assigned these two leases to new tenants and all other lease terms remained the same. One of the new tenants, CherryDen, LLC, is a Delaware limited liability company and an affiliate of the General Partners.

         In addition, the Partnership stopped recording rental revenues when the tenant of the Las Vegas, Nevada Property vacated the Property and ceased restaurant operations during the first quarter of 2001. The Partnership sold this Property in December 2001 and used the proceeds, along with the sales proceeds from the sale of a Property in Rancho Cordova, California, to acquire two additional Properties. The increase in rental revenues from continuing operations during 2002 was also partially due to the acquisition of these two Properties, one in December 2001 and one in June 2002.

         The Partnership also earned $49,977 in contingent rental income during the year ended December 31, 2002, as compared to $81,334 during the same period of 2001. Contingent rental income was higher during 2001 due to an increase in reported gross sales of the restaurants with leases that require the payment of contingent rental income.

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

         The Partnership earned $60,113 in interest and other income during the year ended December 31, 2002, as compared to $40,636 during the same period of 2001. Interest and other income was higher during 2002, because the Partnership received reimbursement of property expenditures that were incurred in previous years relating to vacant Properties.

         Operating expenses, including depreciation and amortization expenses and provision for write-down of assets were $748,270 during the year ended
December 31, 2002, as compared to $2,217,330 during the same period of 2001. Operating expenses were higher during 2001 because the Partnership established a provision for write-down of assets of approximately $1,132,400 relating to the vacant Properties in Las Vegas, Nevada and St. Cloud, Minnesota and two Properties leased by PRG. The provisions represented the difference between each Property's net carrying value and its estimated fair value. During 2001, the Partnership sold the two vacant Properties in 2002 and assigned the leases of the other two Properties to new tenants, as described above.

         During the years ended December 31, 2002 and 2001, the Partnership incurred Property related expenses, such as legal fees, repairs and maintenance, insurance and real estate taxes relating to vacant Properties. In addition, during 2001, the Partnership recorded a provision for doubtful accounts of approximately $90,100 relating to the Properties leased to PRG. Between November 2001 and February 2003, the Partnership sold all of its vacant Properties and re-leased the two PRG Properties to new tenants. The Partnership did not incur any additional expenses relating to these Properties after the sale or re-lease of each Property had occurred.

         Operating expenses were also lower during the year ended December 31, 2002, due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties, a decrease in the amount of state tax expense relating to several states in which the Partnership conducts business, and a decrease in depreciation expense as a result of the sale of several Properties.

         As a result of the 2001 sales of the Properties in Marana, Arizona, Las Vegas, Nevada, and St. Cloud, Minnesota, the Partnership recognized gains totaling approximately $383,600 during the year ended December 31, 2001. Because these Properties were identified for sale prior to the January 2002 implementation of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations relating to these Properties were included as Income from Continuing Operations in the accompanying financial statements.

         The Partnership identified for sale six Properties that were classified as Discontinued Operations in the accompanying financial statements, as described above. The Partnership recognized a net rental loss (Property related expenses and provisions for write-down of assets in excess of rental revenues) of $290,937 and $908,647 during the years ended December 31, 2002 and 2001, relating to these Properties. The net rental loss during 2002 and 2001 was a result of the Partnership recording provisions for write-down of assets of approximately $556,900 and $1,158,200, respectively, relating to the Properties formerly leased by PRG, as described above. The provisions represented the difference between each Property's net carrying value and it estimated fair value.

         The General Partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the Limited Partners.

         The Partnership's leases as of December 31, 2003, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect of the results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The General Partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                                  Page

Report of Independent Certified Public Accountants                 18

Financial Statements:

     Balance Sheets                                                19

     Statements of Income                                          20

     Statements of Partners' Capital                               21

     Statements of Cash Flows                                   22-23

     Notes to Financial Statements                              24-36

               Report of Independent Certified Public Accountants



To the Partners
CNL Income Fund XVI, Ltd.



In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund XVI, Ltd. (a Florida limited partnership) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership  adopted  Statement  of  Financial   Accounting  Standards  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
March 24, 2004

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                      December 31,
                                                                              2003                    2002
                                                                       -------------------     -------------------


                         ASSETS

Real estate properties with operating leases, net                           $  21,322,602           $  21,742,253
Net investment in direct financing leases                                       2,580,395               2,662,948
Real estate held for sale                                                       1,363,218               3,174,200
Investment in joint ventures                                                    4,722,017               3,446,648
Cash and cash equivalents                                                       2,090,183               1,343,836
Receivables, less allowance for doubtful accounts
     of  $75,006 and $63,752, respectively                                         36,470                  49,577
Due from related parties                                                            6,135                  18,966
Accrued rental income, less allowance for
     doubtful accounts of $12,753 in 2003 and 2002                              1,719,305               1,549,115
Other assets                                                                       35,149                  32,038
                                                                       -------------------     -------------------

                                                                            $  33,875,474           $  34,019,581
                                                                       ===================     ===================

            LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                         $     9,031             $     3,505
Real estate taxes payable                                                           5,312                  10,502
Distributions payable                                                             900,000                 900,000
Due to related parties                                                            166,003                  18,292
Rents paid in advance and deposits                                                105,033                  97,342
                                                                       -------------------     -------------------
         Total liabilities                                                      1,185,379               1,029,641

Commitment (Note 12)

Partners' capital                                                              32,690,095              32,989,940
                                                                       -------------------     -------------------

                                                                            $  33,875,474           $  34,019,581
                                                                       ===================     ===================

                See accompanying notes to financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                                 Year Ended December 31,
                                                                        2003               2002               2001
                                                                   ----------------   ----------------   ---------------


Revenues:
     Rental income from operating leases                              $  2,788,621       $  3,206,654      $  2,205,123
     Earned income from direct financing leases                            267,065            310,955           304,230
     Contingent rental income                                               40,730             49,977            81,334
     Interest and other income                                               2,004             60,113            40,636
                                                                   ----------------   ----------------   ---------------
                                                                         3,098,420          3,627,699         2,631,323
                                                                   ----------------   ----------------   ---------------
Expenses:
     General operating and administrative                                  256,829            258,345           379,613
     Property related                                                       12,144             17,453           129,863
     Provision for doubtful accounts                                            --                 --            90,074
     Management fees to related parties                                     37,158             41,568            30,726
     State and other taxes                                                  27,761             20,288            30,716
     Depreciation and amortization                                         422,517            410,616           423,944
     Provision for write-down of assets                                         --                 --         1,132,394
                                                                   ----------------   ----------------   ---------------
                                                                           756,409            748,270         2,217,330
                                                                   ----------------   ----------------   ---------------

Income before gain on sale of assets and equity in
     earnings of unconsolidated joint ventures                           2,342,011          2,879,429           413,993

Gain on sale of assets                                                          --                 --           383,637

Equity in earnings of unconsolidated joint ventures                        326,150            312,454           250,885
                                                                   ----------------   ----------------   ---------------

Income from continuing operations                                        2,668,161          3,191,883         1,048,515
                                                                   ----------------   ----------------   ---------------

Discontinued operations
     Income (loss) from discontinued operations                            283,971           (290,937  )       (908,647 )
     Gain on disposal of discontinued operations                           348,023            396,382                --
                                                                   ----------------   ----------------   ---------------
                                                                           631,994            105,445          (908,647  )
                                                                   ----------------   ----------------   ---------------

Net income                                                            $  3,300,155       $  3,297,328       $   139,868
                                                                   ================   ================   ===============

Income (loss) per limited partner unit
     Continuing operations                                              $     0.59         $     0.71        $     0.23
     Discontinued operations                                                  0.14               0.02             (0.20  )
                                                                   ----------------   ----------------   ---------------

                                                                        $     0.73         $     0.73        $     0.03
                                                                   ================   ================   ===============

Weighted average number of
     limited partner units outstanding                                   4,500,000          4,500,000         4,500,000
                                                                   ================   ================   ===============

                See accompanying notes to financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2003, 2002, and 2001

                                          General Partners                                           Limited Partners
                                --------------------------------------    ---------------------------------------------------------
                                                       Accumulated                                               Accumulated
                                  Contributions         Earnings         Contributions       Distributions         Earnings
                                ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2000            $     1,000        $   159,017       $  45,000,000      $ (20,623,017 )     $  17,605,744

    Distributions to limited
       partners ($0.80 per
       limited partner unit)                   --                 --                  --         (3,600,000 )                --
    Net income                                 --                 --                  --                 --             139,868
                                ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2001                  1,000            159,017          45,000,000        (24,223,017 )        17,745,612

    Distributions to limited
       partners ($0.80 per
       limited partner unit)                   --                 --                  --         (3,600,000 )                --
    Net income                                 --                 --                  --                 --           3,297,328
                                ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2002                  1,000            159,017          45,000,000        (27,823,017 )        21,042,940

    Distributions to limited
       partners ($0.80 per
       limited partner unit)                   --                 --                  --         (3,600,000 )                --
    Net income                                 --                 --                  --                 --           3,300,155
                                ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2003            $     1,000        $   159,017       $  45,000,000      $ (31,423,017 )     $  24,343,095
                                ==================   ================   =================   ================   =================

                 See accompanying notes to financial statements.

---------------
 Syndication
    Costs            Total
--------------   --------------

 $ (5,390,000 )    $36,752,744



           --       (3,600,000 )
           --          139,868
--------------   --------------

   (5,390,000 )     33,292,612



           --       (3,600,000 )
           --        3,297,328
--------------   --------------

   (5,390,000 )     32,989,940



           --       (3,600,000 )
           --        3,300,155
--------------   --------------

 $ (5,390,000 )    $32,690,095
==============   ==============



                 See accompanying notes to financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                               Year Ended December 31,
                                                                      2003               2002              2001
                                                                 ---------------    ---------------    --------------


Cash flows from operating activities
      Net income                                                   $  3,300,155       $  3,297,328       $   139,868
                                                                 ---------------    ---------------    --------------
      Adjustments to reconcile net income to net cash
         provided by operating activities:
             Depreciation                                               476,266            504,712           549,520
             Amortization of investment in direct
                financing leases                                         82,553             51,016            52,904
             Amortization                                                 2,865              2,912             3,097
             Equity in earnings of unconsolidated
                joint ventures, net of distributions
             Gain on sale of assets                                    (348,023 )         (396,382 )        (383,637 )
             Provision for write-down of assets                              --            556,884         2,290,553
             Provision for doubtful accounts                                 --                 --            90,074
             Decrease (increase) in receivables                          13,107             (8,993 )         289,153
             Decrease in due from related parties                        12,831                 --                --
             Increase in accrued rental income                         (170,190 )         (166,534 )        (165,285 )
             Increase in other assets                                    (5,976 )           (2,852 )            (801 )
             Increase (decrease) in accounts payable
                and accrued expenses and real estate
                taxes payable                                               336            (31,413 )           1,632
             Increase (decrease) in due to related
                parties                                                 147,711                961          (135,626 )
             Increase (decrease) in rents paid in
                advance and deposits                                      7,691             47,303           (36,556 )
                                                                 ---------------    ---------------    --------------
                  Total adjustments                                     250,701            581,343         2,583,500
                                                                 ---------------    ---------------    --------------

Net cash provided by operating activities                             3,550,856          3,878,671         2,723,368
                                                                 ---------------    ---------------    --------------
Cash Flows from Investing Activities:
      Proceeds from sale of assets                                    2,102,390          1,918,641         2,851,675
      Additions to real estate properties with
         operating leases                                                    --         (1,406,745 )      (1,147,903 )
      Investment in joint ventures                                   (1,306,899 )         (221,404 )      (1,134,117 )
                                                                 ---------------    ---------------    --------------
         Net cash provided by investing activities                      795,491            290,492           569,655
                                                                 ---------------    ---------------    --------------
Cash Flows from Financing Activities:
      Proceeds from loan from corporate
         general partner                                                     --                 --           300,000
      Repayment of loan from corporate general
         partner                                                             --                 --          (300,000 )
      Distributions to limited partners                              (3,600,000 )       (3,600,000 )      (3,600,000 )
                                                                 ---------------    ---------------    --------------
         Net cash used in financing activities                       (3,600,000 )       (3,600,000 )      (3,600,000 )
                                                                 ---------------    ---------------    --------------

Net increase (decrease) in cash and cash equivalents                    746,347            569,163          (306,977 )

Cash and cash equivalents at beginning of year                        1,343,836            774,673         1,081,650
                                                                 ---------------    ---------------    --------------

Cash and cash equivalents at end of year                           $  2,090,183       $  1,343,836       $   774,673
                                                                 ===============    ===============    ==============



                See accompanying notes to financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED



                                                                               Year Ended December 31,
                                                                      2003               2002              2001
                                                                 ---------------    ---------------    --------------


Supplemental Schedule of Non-Cash Financing
    Activities:

      Distributions declared and unpaid at
         December 31                                             $    900,000         $ 900,000         $ 900,000
                                                                 ===============    ===============    ==============


                See accompanying notes to financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies

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

         Real Estate and Lease Accounting - The Partnership records acquisitions of real estate properties at cost, including closing costs. Real estate properties are leased to third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 31, 2003, 2002, and 2001, tenants paid, or are expected to pay, directly to real estate taxing authorities approximately $464,100, $456,800, and $435,000, respectively, in estimated real estate taxes in accordance with the terms of their leases.

         The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The Partnership defers recognition of the contingent rental revenues until the defined thresholds are met. The leases are accounted for using either the operating or the direct financing methods.

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

         Substantially all of the leases are for 15 to 20 years and provide for minimum and contingent rentals. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

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

         When the collection of amounts recorded as rental or other income is considered to be doubtful, a provision is recorded to increase the allowance for doubtful accounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

         Investment in Joint Ventures - The Partnership's investments in TGIF Pittsburgh Joint Venture, Columbus Joint Venture and Arlington Joint Venture, and the properties in Fayetteville, North Carolina; Memphis, Tennessee; Walker, Louisiana; Dalton, Georgia; and Hoover, Alabama, each of which is held as tenants-in-common with affiliates, are accounted for using the equity method since the joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

         Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

         Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts.

         Lease Costs - Other assets include brokerage fees associated with negotiating leases and are amortized over the term of the new lease using the straight-line method. When a property is sold or a lease is terminated the related lease cost, if any, net of accumulated amortization is removed from the accounts and charged against income.

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

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

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

         Reclassifications - Certain items in the prior years' financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on partners' capital, net income or cash flows.

         Statement of Financial Accounting Standards No. 144 - Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB Interpretation No. 46 - In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

                           CNL INCOME FUND XVI, LTD.
                        ( A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


2.       Real Estate Properties with Operating Leases

         Real estate Properties with operating leases consisted of the following at December 31:

                                                                    2003                   2002
                                                             --------------------   --------------------



                 Land                                             $   11,974,352         $   11,974,352
                 Buildings                                            12,657,778             12,657,778
                                                             --------------------   --------------------
                                                                      24,632,130             24,632,130
                 Less accumulated depreciation                        (3,309,528 )           (2,889,877 )
                                                             --------------------   --------------------

                                                                  $   21,322,602         $   21,742,253
                                                             ====================   ====================




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

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2003:

                         2004                          $   2,847,520
                         2005                              2,988,673
                         2006                              3,024,383
                         2007                              3,026,095
                         2008                              3,021,453
                         Thereafter                       16,729,648
                                                   ------------------

                                                       $  31,637,772
                                                   ==================

3.       Net Investment in Direct Financing Leases

         The following lists the components of the net investment in direct financing leases at December 31:


                                                                          2003                   2002
                                                                    ------------------     -----------------


                 Minimum lease payments
                      receivable                                        $   4,083,345          $  4,448,402
                 Estimated residual values                                    957,216               957,216
                 Less unearned income                                      (2,460,166 )          (2,742,670 )
                                                                    ------------------     -----------------
                 Net investment in direct
                      financing leases                                  $   2,580,395          $  2,662,948
                                                                    ==================     =================

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


3.       Net Investment in Direct Financing Leases - Continued

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2003:

                                2004                     $  355,478
                                2005                        356,140
                                2006                        356,808
                                2007                        357,483
                                2008                        358,165
                                Thereafter                2,299,271
                                                      --------------

                                                        $ 4,083,345
                                                      ==============

4.       Investment in Joint Ventures

         The Partnership has a 32.35% and a 19.72% interest in the profits and losses of Columbus Joint Venture and TGIF Pittsburgh Joint Venture, respectively. In addition, the Partnership has an 80.44%, a 40.42%, and an 83% interest in a property in Fayetteville, North Carolina, a property in Memphis, Tennessee, and a property in Walker, Louisiana, respectively, each of which is held as tenants-in-common. The other interests in the joint ventures and the properties held as tenants in common are held by affiliates of the Partnership which have the same general partners.

         In June 2002, the Partnership reinvested a portion of the net sales proceeds from the sale of the property in Mesquite, Texas, in a joint venture arrangement, Arlington Joint Venture, with CNL Income Fund VII, Ltd., an affiliate of the general partners. The joint venture acquired a property in Arlington, Texas from CNL Funding 2001-A, LP, for an aggregate cost of approximately $1,003,600. The Partnership and CNL Income Fund VII, Ltd. entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. The Partnership contributed approximately $210,800 for a 21% interest in this joint venture.

         In November 2003, the Partnership and CNL Income Fund VI, Ltd, CNL Income Fund XI, Ltd., and CNL Income Fund XV, Ltd., as tenants-in-common, invested in a property in Dalton, Georgia. The Partnership contributed $380,000 for a 20% interest in the property. In addition, in December 2003, the Partnership and CNL XI, Ltd., as tenants-in-common, invested in a property in Hoover, Alabama. The Partnership contributed approximately $926,900 to pay for construction costs and owns a 74% interest in the property. The Partnership and affiliates entered into agreements whereby each co-venturer will share in the profits and losses of the respective property in proportion to its applicable percentage interest. Each of the CNL Income Funds is an affiliate of the general partners.

         As of December 31, 2003, Columbus Joint Venture, TGIF Pittsburgh Joint Venture, and Arlington Joint Venture each owned one property. In addition, the Partnership and affiliates, in five separate tenancies in common arrangements, each owned one property. The following presents the combined, condensed financial information for the joint ventures at:

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


4.       Investment in Joint Ventures - Continued


                                                                                 December 31,
                                                                        2003                        2002
                                                                 --------------------         -----------------

              Land and buildings on operating leases, net             $   10,564,455             $   7,783,964
              Construction in process                                         26,861                        --
              Cash                                                            60,545                    27,252
              Receivables                                                    153,552                        --
              Accrued rental income                                          423,778                   340,550
              Other assets                                                        --                       188
              Liabilities                                                     47,780                    30,893
              Partners' capital                                           11,181,411                 8,121,061


                                                                          Years ended December 31,
                                                                 2003            2002              2001
                                                             -------------   --------------   ---------------

              Revenues                                          $ 952,108       $  877,210       $   747,735
              Expenses                                           (170,240 )       (157,120 )        (134,476 )
                                                             -------------   --------------   ---------------
                  Net income                                    $ 781,868       $  720,090       $   613,259
                                                             =============   ==============   ===============


         The Partnership recognized income totaling $326,150, $312,454, and $250,885, for the years ended December 31, 2003, 2002, and 2001, respectively, from the joint ventures and the properties held as tenants-in-common with affiliates of the general partners.

5.       Receivables

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

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


6.       Discontinued Operations

         During 2002, the Partnership identified for sale four properties that were classified as Discontinued Operations in the accompanying financial statements. During 2002, the Partnership sold three of these properties each to a third party, and received net sales proceeds of approximately $1,918,700, resulting in a net gain on disposal of discontinued operations of approximately $396,400. In February 2003, the Partnership sold the fourth property to a third party and received net sales proceeds of approximately $154,500, resulting in a gain on disposal of discontinued operations of approximately $1,000. The
         Partnership had recorded provisions for write-down of assets of approximately $556,900 and $1,158,200 during the years ended December 31, 2002 and 2001, respectively, relating to these properties. The provision represented the difference between each property's net carrying value and its estimated fair value. During 2003, the Partnership identified for sale two additional properties. The Partnership sold one of these two properties in November 2003 and received net sales proceeds of approximately $1,947,900, resulting in a gain on disposal of discontinued operations of approximately $347,000. The Partnership reclassified the asset relating to the remaining property not sold from real estate properties with operating leases to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or estimated fair value, less cost to sell. The financial results for these six properties are reflected as Discontinued Operations in the accompanying financial statements.

         The  operating  results  of  the  discontinued   operations  for  these
         properties are as follows:


                                                                         Year Ended December 31,
                                                                 2003           2002               2001
                                                             -------------  --------------     --------------

               Rental revenues                                  $ 342,106      $  407,325         $  409,531
               Termination fee income                                  --              --             33,979
               Expenses                                           (58,135 )      (141,378 )         (193,998 )
               Provision for write-down of assets                      --        (556,884 )       (1,158,159 )
                                                             -------------  --------------     --------------
                     Income (loss) from discontinued
                        operations                              $ 283,971      $ (290,937 )       $ (908,647 )
                                                             =============  ==============     ==============


                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


7.       Allocations and Distributions

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

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income during the years ended December 31, 2003, 2002, and 2001.

         During each of the years ended December 31, 2003, 2002, and 2001 the Partnership declared distributions to the limited partners of $3,600,000. No distributions have been made to the general partners to date.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


8.       Income Taxes

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                       2003             2002              2001
                                                                   --------------   --------------   ---------------


             Net income for financial reporting purposes            $ 3,300,155     $  3,297,328        $  139,868

             Effect of timing differences relating to
                depreciation                                             34,053           35,244            40,740

             Provision for write-down of assets                              --          556,884         2,290,553

             Direct financing leases recorded as operating
                leases for tax reporting purposes                        82,553           51,016            52,904

             Effect of timing differences relating to equity
                in earnings of unconsolidated joint ventures             (2,185 )         (7,210 )         (15,881 )

             Effect of timing differences relating to
                gains/losses on sale of assets                         (735,303 )     (1,243,058 )        (993,358 )

             Effect of timing differences relating to
                allowance for doubtful accounts                          10,365         (691,679 )         326,169

             Accrued rental income                                     (170,190 )       (166,534 )        (165,285 )

             Rents paid in advance and deposits                           7,691           47,303           (22,056 )

             Other                                                         (499 )             --                --
                                                                   --------------   --------------   ---------------

             Net income for federal income tax purposes             $ 2,526,640     $  1,879,294       $ 1,653,654
                                                                  ==============   ==============   ===============

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


9.       Related Party Transactions

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL Restaurant Properties, Inc. (formerly known as American Properties Fund, Inc.) served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (the "Advisor"). The Advisor is a wholly owned subsidiary of CNL Restaurant Properties, Inc. ("CNL-RP"). The individual general partners are stockholders and directors of CNL-RP.

         The Advisor provides services pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisor an annual management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. Any portion of the management fee not paid is deferred without interest. The Partnership incurred management fees of $37,158, $41,568, and $30,726, for the years ended December 31, 2003, 2002, and 2001, respectively.

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

         During the years ended December 31, 2003, 2002, and 2001, the Partnership's affiliates provided accounting and administrative services. The Partnership incurred $149,450, $179,207, and $243,206, for the years ended December 31, 2003, 2002, and 2001, respectively, for such services.

         During 2001 and 2002, the Partnership acquired a property located in San Antonio, Texas and a property in Austin, Texas, respectively, from CNL Funding 2001-A, LP. In addition, in June 2002, Arlington Joint Venture, in which the Partnership owns a 21% interest, acquired a property in Arlington, Texas, from CNL Funding 2001-A, LP. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership and the joint venture. The purchase prices paid by the Partnership and the joint venture represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the properties.

         During 2001, Phoenix Restaurant Group, Inc. ("PRG") filed for bankruptcy and rejected two of the four leases it had with the Partnership. In May and June 2002, the bankruptcy court assigned the two leases not rejected by PRG relating to the properties in Branson, Missouri and Temple, Texas to CherryDen, LLC and Seana, LLC, respectively. CherryDen, LLC is an affiliate of the general partners. All other lease terms remained the same. In connection with the lease to CherryDen, LLC, the Partnership recognized rental revenues of approximately $277,700 and $265,900 relating to the property in Branson, Missouri during the years ended December 31, 2003 and 2002.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


9.       Related Party Transactions - Continued

         The amount due to related parties at December 31, 2003 and 2002 totaled $166,003 and $18,292, respectively.

10.      Concentration of Credit Risk

         The following schedule presents total rental revenues from individual lessees, each total representing more than ten percent of the Partnership's total rental revenues (including the Partnership's share of rental total revenues from joint ventures and properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                                                              2003                  2002                 2001
                                                        -----------------     -----------------    -----------------


          Golden Corral Corporation                          $   959,872           $   989,368         $  1,023,304
          Jack in the Box Inc.                                   583,384               624,944              621,879

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than ten percent of the Partnership's total rental revenues (including the Partnership's share of total rental income from joint ventures and properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                                                              2003                  2002                 2001
                                                        -----------------     -----------------    ------------------

              Golden Corral Buffet and Grill                 $   959,872           $   989,368          $  1,023,304
              Denny's                                            731,315               729,186               402,615
              Jack in the Box                                    583,384               624,944               621,879


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

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


11.      Selected Quarterly Financial Data

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2003 and 2002.



                      2003 Quarter                  First        Second        Third        Fourth         Year
         ---------------------------------------- ----------- ------------- ------------- ------------  ------------


         Continuing Operations (1):
              Revenues                             $ 769,561     $ 771,531     $ 778,443    $ 778,885    $3,098,420
              Equity in earnings of
                unconsolidated joint ventures         81,134        80,656        80,438       83,922       326,150
              Income from continuing
                operations                           631,234       674,282       674,576      688,069     2,668,161
         Discontinued Operations (1):
              Revenues                                90,749        90,749        90,749       69,859       342,106
              Income from and gain on disposal
                of discontinued operations (3)        71,802        71,832        77,633      410,727       631,994

         Net income                                  703,036       746,114       752,209    1,098,796     3,300,155

         Income per limited partner unit

              Continuing operations                  $  0.14      $   0.15      $   0.15     $   0.15      $   0.59
              Discontinued operations                   0.02          0.02          0.02         0.08          0.14
                                                  ----------- ------------- ------------- ------------  ------------
                                                     $  0.16      $   0.17      $   0.17     $   0.23      $   0.73
                                                  =========== ============= ============= ============  ============

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


11.      Selected Quarterly Financial Data - Continued

                      2002 Quarter                  First        Second        Third        Fourth         Year
         ---------------------------------------- ----------- ------------- ------------- ------------  ------------


         Continuing Operations (1):
              Revenues                              $737,434    $1,328,366      $794,181     $767,718    $3,627,699
              Equity in earnings of
                 unconsolidated joint ventures        75,155        75,646        81,698       79,955       312,454
              Income from continuing
                 operations                          609,065     1,180,423       694,701      707,694     3,191,883
         Discontinued Operations (1):
              Revenues                               117,470       108,355        90,749       90,751       407,325
              Income (loss) from and gain
                 on disposal of discontinued
         operations (2)                               75,192       446,961        52,923     (469,631 )     105,445

         Net income                                  684,257     1,627,384       747,624      238,063     3,297,328

         Income (loss) per limited partner
             unit

              Continuing operations                  $  0.14      $   0.26      $   0.15     $   0.16      $   0.71
              Discontinued operations                   0.02          0.10          0.01        (0.11 )        0.02
                                                  ----------- ------------- ------------- ------------  ------------
                                                     $  0.16      $   0.36      $   0.16     $   0.05      $   0.73
                                                  =========== ============= ============= ============  ============



       (1) Certain items in the quarterly financial data have been reclassified to conform to the 2003 presentation. This reclassification had no effect on net income. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations. The results of operations relating to properties that were either identified for sale and disposed of subsequent to January 1, 2002 or were classified as held for sale as of December 31, 2003 are reported as discontinued operations for all periods presented.

       (2) In December 2002, the Partnership entered into an agreement with a third party to sell the property in Salina, Kansas. In connection with the anticipated sale of the property, the Partnership recorded a provision for write-down of assets of approximately $536,600 during the fourth quarter of 2002. During 2001, the tenant of this property experienced financial difficulties, filed for bankruptcy, and rejected the lease relating to the property. The provision represented the difference between the net carrying value of the property and its estimated fair value. In February 2003, the Partnership sold this property and recorded a gain on disposal of discontinued operations of approximately $1,000.

       (3) In November 2003, the Partnership sold its property in Independence, Missouri to a third party and recorded a gain on disposal of discontinued operations of approximately $347,000.

12.      Commitment

         In December 2003, the Partnership entered into an agreement with a third party to sell the property in Fort Collins, Colorado.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


Item 9A. Controls and Procedures

         The General Partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL-RP, CCM, CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 57. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL-RP, a public, unlisted real estate investment trust since 1994. Mr. Seneff served as Chief Executive Officer of CNL-RP from 1994 through August 1999 and as Co-Chief Executive Officer from December 2000 through September 2003. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the
Partnership's advisor, from its inception in 1990 until it merged with a wholly-owned subsidiary of CNL-RP in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. CNL Fund Advisors, Inc., formerly CNL Institutional Advisors, Inc., is a registered investment advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since 1973. CNL Financial Group, Inc. is and is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director and Chairman of the Board of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; and served as Chief Executive Officer of CNL Hospitality Properties, Inc. from its inception in 1997 until 2003 and served as Co-Chief Executive Officer from February 2003 until May 1, 2003. Mr. Seneff has served as Chairman of the Board of CNL Hospitality Corp., the advisor to CNL Hospitality Properties, Inc., since its inception in 1997. Mr. Seneff also served as Chief Executive Officer from its inception in 1997 through February 2003, and currently serves as Co-Chief Executive Officer of CNL Hospitality Corp. Mr. Seneff has served as Director and Chairman of the Board of CNL Retirement Corp. since 1997 and served as Chief Executive Officer of CNL Retirement Corp. from 1997 through 2003. CNL Retirement Corp. is the advisor to CNL Retirement Properties, Inc., a public, unlisted real estate investment trust. Mr. Seneff has also served as Director and Chairman of the Board of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange, since 1992 and served as Chief Executive Officer of Commercial Net Lease Realty, Inc. from 1992 through February 2004. Mr. Seneff has served as a Director, Chairman of the Board, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL Commercial Finance, Inc. since 2000. Mr. Seneff also serves as Chairman of the Board of CNLBank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of the Florida state retirement plan. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 56. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne has served as a Director and Vice Chairman of the Board of CNL-RP since 1994. Mr. Bourne also served as President of CNL-RP from 1994 through February 1999 and served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. Mr. Bourne served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of CNL-RP including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. Mr. Bourne serves as Director, Vice Chairman of the Board and Treasurer and from 1997 until June 2002 served as President of CNL Hospitality Properties, Inc. and as Director, President and Treasurer of CNL Hospitality Corp. Mr. Bourne also serves as Director and Treasurer of CNL Retirement Properties, Inc. and as Director and Treasurer of CNL Retirement Corp. Mr. Bourne serves as a Director of CNLBank. Mr. Bourne has also served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc. Mr. Bourne serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 48. Mr. McWilliams has served as President of CNL-RP since May 2001 and as Chief Executive Officer of CNL-RP since September 2003. Mr. McWilliams served as Co-Chief Executive Officer of CNL-RP from December 2000 through September 2003 and served as Chief Executive Officer from September 1999 through December 2000. Mr. McWilliams also served as President and Chief Executive Officer of CNL Franchise Network Corp., a wholly owned subsidiary of CNL-RP since August 2002 and served as President of CNL-RP from February 1999 until September 1999 and as Executive Vice President of CNL-RP from 1997 through February 1999. Mr. McWilliams served as an Executive Vice President of CNL Financial Group, Inc. from the time he joined the company in April 1997 until September 1999. Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly owned subsidiaries of CNL-RP in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven  D.  Shackelford,  age  40.  Mr.  Shackelford  was  promoted  to
Executive Vice President and Chief Operating Officer of CNL-RP in September 2003. Mr. Shackelford has also served as Chief Financial Officer since January 1997. He served as Senior Vice President of CNL-RP from January 1997 through July 2000, when he was promoted to Executive Vice President. Mr. Shackelford has also served as Secretary and Treasurer of CNL-RP since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the
Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

         Thomas Arasi, age 46. Mr. Arasi has served as President of CCM since it was formed in July 2003 to provide strategic advisory services to the General Partners. He has served in various consulting capacities to CNL Hospitality Corp and other CNL affiliates since January 2003. Since November 2001 he has been an independent consultant working for a variety of operating and investment companies in the hospitality industry. Until October 2001, Mr. Arasi was President & Chief Executive Officer, and a member of the Board of Directors of Lodgian, Inc., a New York Stock Exchange traded company, one of the largest independent hotel owner/operators in North America, with hotel properties under most brand names including Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Crowne Plaza, Holiday Inn, Hilton, and Radisson. From June 1997 through November 2000, Mr. Arasi was a member of the Management Committee and held several top operating positions with Bass Hotels & Resorts, one of the leading international owners, operators and franchisors of hotels, most recently serving as President, Bass Hotels & Resort--The Americas. Mr. Arasi was formerly President of Tishman Hotel Corporation, Vice President of Salomon Brothers, Inc., in New York, Tokyo and Los Angeles and held positions with Sheraton, Westin and HVS International. Mr. Arasi graduated from Cornell University in January 1981, where he received a Bachelor's degree in Hotel and Restaurant Administration.

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

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2003.

Code of Business Conduct

         The Partnership does not have employees and, accordingly, has not adopted a code of business conduct applicable exclusively to the Partnership. However, employees of the General Partners or their affiliates, including the individual General Partners, are bound by the Code of Business Conduct adopted November 11, 2003 by CNL Holdings, Inc. Separately, the employees of the Advisor are bound by the similar Code of Business Conduct adopted by CNL Restaurant Properties, Inc. Each of these codes of business conduct will be made available to any person who writes the Partnership requesting a copy.

Audit Committee Financial Expert

         Due to its organization as a limited partnership, the Partnership does not have an audit committee that is responsible for supervising the Partnership's relationship with its independent auditors. For the Partnership, this role is performed by the General Partners. Based on his previous service as the principal financial officer of companies with businesses similar to that of the Partnership, Robert A. Bourne, one of the General Partners, has the requisite experience to be considered an "audit committee financial expert" as defined in the rules under the Securities Exchange Act of 1934, if the Partnership had an audit committee. As a General Partner, Mr. Bourne is not independent of the Partnership.


Item 11. Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         As of March 12, 2004, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 12, 2004, the beneficial ownership interests of the General Partners in the Registrant.


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

Item 13. Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2003, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2003
---------------------------------      --------------------------------------      ------------------------------


Reimbursement  to affiliates for       Operating  expenses are reimbursed at       Accounting and
operating expenses                     the  lower  of  cost  or  90%  of the       admini-strative services: $149,450
                                       prevailing  rate at which  comparable
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

Annual management fee to               One  percent  of  the  sum  of  gross       $37,158
affiliates                             revenues   from   Properties   wholly
                                       owned by the Partnership plus the
                                       Partnership's allocable share of gross
                                       revenues of joint ventures in which the
                                       Partnership is a co-venturer. The
                                       management fee, which will not exceed
                                       competitive fees for comparable services
                                       in the same geographic area, may or may
                                       not be taken, in whole or in part as to
                                       any year, in the sole discretion of the
                                       affiliates. All of any portion of the
                                       management fee not taken as to any fiscal
                                       year shall be deferred without interest
                                       and may be taken in such other fiscal
                                       year as the affiliates shall determine.



                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2003
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





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2003
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

During 2001, Phoenix Restaurant Group, Inc. ("PRG") filed for bankruptcy and rejected two of the four leases it had with the Partnership. In May and June 2002, the bankruptcy court assigned the two leases not rejected by PRG relating to the Properties in Branson, Missouri and Temple, Texas to CherryDen, LLC and Seana, LLC, respectively. CherryDen, LLC is an affiliate of the General Partners. All other lease terms remained the same. In connection with the lease with CherryDen, LLC the Partnership recognized rental revenues of approximately $277,700 and $265,900 relating to the Property in Branson, Missouri during the years ended December 31, 2003 and 2002.


Item 14.  Principal Accountant Fees and Services

         The following table outlines the only fees paid or accrued by the Partnership for the audit and other services provided by the Partnership's independent certified public accountants, PricewaterhouseCoopers LLP, for the years ended December 31:

                                                    2003                              2002
                                            ---------------------            -----------------------


Audit Fees (1)                                  $      17,632                      $      15,000
Tax Fees (2)                                            6,980                              6,868
                                            ---------------------            -----------------------
  Total                                         $      24,612                      $      21,868
                                            =====================            =======================


  (1) Audit services of PricewaterhouseCoopers LLP for 2003 and 2002 consisted of the examination of the financial statements of the Partnership and quarterly review of financial statements.

  (2)  Tax Fees relates to tax consulting and compliance services.

         Each of the non-audit services described above was approved by the General Partners. Due to its organization as a limited partnership, the Partnership does not have an audit committee.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       The following documents are filed as part of this report.

          1.  Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2003 and 2002

                  Statements  of Income for the years ended  December  31, 2003,
                    2002, and 2001

                  Statements of Partners'  Capital for the years ended  December
                    31, 2003, 2002, and 2001

                  Statements  of Cash  Flows for the years  ended  December  31,
                    2003, 2002, and 2001

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II - Valuation and Qualifying  Accounts for the years ended December 31, 2003, 2002, and 2001

                  Schedule  III - Real Estate and  Accumulated  Depreciation  at
                    December 31, 2003

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                    Depreciation at December 31, 2003

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

       (b) The Registrant filed no reports on Form 8-K during the period October 1, 2003 through December 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 2004.


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

               Signature                                  Title                                  Date



/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 23, 2004
----------------------------
Robert A. Bourne                         (Principal   Financial  and  Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 23, 2004
----------------------------
James M. Seneff, Jr.                     (Principal Executive Officer)


                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2003, 2002, and 2001



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
                                  ==============  ===============  ================    =============     ============  ============

  2003        Allowance for
                  doubtful
                  accounts (a)        $  76,505       $   17,482           $    -- (b)       $   -- (c)     $  6,228      $ 87,759
                                  ==============  ===============  ================    =============     ============  ============


             (a) Deducted from receivables and accrued rental income on the balance sheet.

             (b)    Reduction of rental, earned and other income.

             (c)    Amounts written off as uncollectible.


                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2003


                                                              Costs Capitalized
                                                                Subsequent To                          Net Cost Basis at Which
                                             Initial Cost        Acquisition                       Carried at Close of Period (g)
                                           ----------------  ----------------------            ------------------------------------
                                  Encum-                  Buildings and  Improve-    Carrying               Buildings and
                                 brances       Land        Improvements   ments       Costs       Land      Improvements    Total
                              -----------  ------------  -----------  ------------- --------  -----------  -----------  ------------

Properties the Partnership
  has Invested in Under
  Operating Leases:

    Arby's Restaurant:
      Indianapolis, Indiana         -        $315,276     $591,993              -        -     $315,276     $591,993      $907,269

    Checkers Drive-In Restaurants:
      Conyers, Georgia              -         363,553            -              -        -      363,553            -       363,553
      Lake Worth, Florida           -         325,301            -              -        -      325,301            -       325,301
      Ocala, Florida                -         289,578            -              -        -      289,578            -       289,578
      Pompano Beach, Florida        -         373,491            -              -        -      373,491            -       373,491
      Tampa, Florida                -         372,176            -              -        -      372,176            -       372,176
      Tampa, Florida                -         221,715            -              -        -      221,715            -       221,715

    Denny's Restaurants:
      Idaho Falls, Idaho            -         552,186            -        692,274        -      552,186      692,274     1,244,460
      Branson, Missouri (k)         -       1,160,979            -      1,010,688        -      951,757      801,464     1,753,221
      Dover, Ohio                   -         266,829            -              -        -      266,829           (d)      266,829
      Moab, Utah                    -         435,927            -              -        -      435,927           (d)      435,927
      Temple, Texas (l)             -         306,866      677,659              -        -      306,866      522,185       829,051

    Golden Corral Buffet and
      Grill Restaurants:
          Hickory, North Carolina   -         761,108            -      1,001,893        -      761,108    1,001,893     1,763,001
          Baytown, Texas            -         446,240            -        971,766        -      446,240      971,766     1,418,006
          Rosenburg, Texas          -         320,133            -        804,428        -      320,133      804,428     1,124,561
          Farmington, New Mexico    -         523,584            -        870,136        -      523,584      870,136     1,393,720

     IHOP Restaurant:
      Ft. Worth, Texas              -         364,634      554,302              -        -      364,634      554,302       918,936

    Jack in the Box Restaurants:
      Brownsville, Texas            -         553,671            -        658,282        -      553,671      658,282     1,211,953
      Grand Prairie, Texas          -         439,950            -        636,524        -      439,950      636,524     1,076,474
      Temple City, California       -         744,493      225,404              -        -      744,493      225,404       969,897
      Texas City, Texas             -         403,476      568,053              -        -      403,476      568,053       971,529

    KFC Restaurant:
      Concordia, Missouri           -         188,759            -        434,369        -      188,759      434,369       623,128

    Long John Silver's Restaurants:
      Copperas Cove, Texas          -         162,000            -              -        -      162,000           (d)      162,000
      Kansas City, Missouri         -         370,204            -        433,058        -      370,204      433,058       803,262
      Silver City, New Mexico       -         116,767      183,174              -        -      116,767      183,174       299,941

    Taco Cabana Restaurants:
      San Antonio, Texas (m)        -         442,286      705,618              -        -      442,286      705,618     1,147,904
      Austin, Texas (n)             -         546,099      860,648              -        -      546,098      860,647     1,406,745

    Wendy's Old Fashioned
      Hamburgers Restaurant:
         Washington, District of
            Columbia                -         393,963      567,625              -        -      393,963      567,625       961,588

    Other:
      Celina, Ohio (j)              -         109,130            -        158,888        -      109,130      158,888       268,018
      Charlotte, North Carolina     -         313,201            -        415,695        -      313,201      415,695       728,896
                                          ------------  -----------  ------------- --------  -----------  -----------  ------------

                                          $12,183,575   $4,934,476     $8,088,001        -   $11,974,352  $12,657,778  $24,632,130
                                          ===========  ===========  =============  ========  ===========  ===========  ============


Properties the Partnership has
    Invested in Under Direct
    Financing Leases:

         Boston Market Restaurant:
           Indianapolis, Indiana (h)-                $184,014     $577,320              -        -       (d)     (d)       (d)

         Denny's Restaurants:
           Dover, Ohio              -                       -      200,612        236,270        -        -      (d)       (d)
           Moab, Utah               -                       -            -        718,578        -        -      (d)       (d)

         Long John Silver's Restaurants:
           Clovis, New Mexico       -                 127,607      425,282              -        -       (d)     (d)       (d)
           Copperas Cove, Texas     -                       -      424,319              -        -        -      (d)       (d)

                                                  ------------  -----------  ------------- --------

                                                     $311,621   $1,627,533       $954,848        -
                                                  ============  ===========  ============= ========


                                  Life on Which
                                  Depreciation in
               Date               Latest Income
Accumulated   of Con-  Date       Statement is
Depreciation  structioAcquired      Computed
------------  ------- --------    ------------


   $165,172    1978    08/95          (c)


         (b)    -      12/94          (b)
         (b)    -      12/94          (b)
         (b)    -      12/94          (b)
         (b)    -      12/94          (b)
         (b)    -      12/94          (b)
         (b)    -      12/94          (b)


    196,589    1995    01/95          (c)
    252,217    1995    03/95          (c)
         (e)   1971    03/95          (e)
         (e)   1995    06/95          (e)
    173,100    1975    08/95          (c)



    300,659    1994    11/94          (c)
    283,113    1995    01/95          (c)
    225,986    1995    05/95          (c)
    226,141    1996    01/96          (c)


    144,565    1994    03/96          (c)


    196,814    1995    10/94          (c)
    186,291    1995    10/94          (c)
     68,896    1984    10/94          (c)
    173,633    1991    10/94          (c)


    117,860    1995    09/95          (c)


         (e)   1994    12/94          (e)
    126,784    1995    12/94          (c)
     49,267    1982    12/95          (c)


     49,001    1995    12/01          (c)
     45,427    1980    06/02          (c)




    171,120    1983    12/94          (c)


     36,453    1995    10/94          (i)
    120,440    1995    12/94          (c)
------------

 $3,309,528
============







         (f)   1995    05/95          (f)


         (e)   1971    03/95          (e)
         (e)   1995    06/94          (e)


         (f)   1976    12/94          (f)
         (e)   1994    12/94          (e)

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2003


(a) Transactions in real estate and accumulated depreciation are summarized below. The balances in 2003, 2002, and 2001 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations:


                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------


            Properties the Partnership has Invested
              in Under Operating Leases:

                 Balance, December 31, 2000                                 $ 24,259,947        $  2,274,546
                 Acquisitions                                                  1,147,903                  --
                 Dispositions                                                 (1,369,847 )          (213,220 )
                 Provision for write-down of assets                             (812,619 )                --
                 Depreciation expense                                                 --             420,847
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                   23,225,384           2,482,173
                 Acquisitions                                                  1,406,746                  --
                 Depreciation expense                                                 --             407,704
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                   24,632,130           2,889,877
                 Depreciation expense                                                 --             419,651
                                                                         ----------------   -----------------

                 Balance, December 31, 2003                                 $ 24,632,130        $  3,309,528
                                                                         ================   =================


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

(g) As of December 31, 2003, the aggregate cost of the Partnership's wholly owned Properties was $29,573,053 for federal income tax purposes. All of the leases are treated as operating leases for federal income tax purposes.

(h) This Property was exchanged for a Boston Market Property previously owned and located in Chattanooga, Tennessee.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2003


(i) Effective June 1998, the lease for the Property in Celina, Ohio was terminated, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value as of June 11, 1998 and depreciated over its remaining estimated life of approximately 26 years.

(j) The undepreciated cost of the Property in Celina, Ohio was written down to net realizable value due to an anticipated impairment in value. The Partnership recognized an impairment by recording a provision for write-down of assets of approximately $266,300 at December 31, 1998. The tenant of this Property experienced financial difficulties and ceased payments of rents under the terms of its lease agreement. The provision represented the difference between the Property's net carrying value and its estimated fair value. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2003, including the provision for write-down of assets.

(k) The undepreciated cost of the Property in Branson, Missouri, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets of approximately $418,400 at December 31, 2001. The provision represented the difference between the Property's net carrying value and its estimated fair value. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2003, including the provision for write-down of assets.

(l) The undepreciated cost of the Property in Temple, Texas, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets of approximately $155,500 at December 31, 2001. The provision represented the difference between the Property's net carrying value and its estimated fair value. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2003, including the provision for write-down of assets.

(m) During 2001 the Partnership acquired a real estate property from CNL Funding 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of approximately $1,147,900.

(n) During 2002, the Partnership acquired a real estate property from CNL Funding 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of approximately $1,406,700.

                                  EXHIBIT INDEX


Exhibit Number

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