Form 10-Q
period 2004-03-31
CNL INCOME FUND XVI LTD
filed 2004-05-14
CIK 913058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

For the quarterly period ended                        March 31, 2004
                                          --------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to _______________________


                             Commission file number
                                     0-26218
                     ---------------------------------------


                            CNL Income Fund XVI, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Florida                                            59-3198891
------------------------------------              ------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                          Identification No.)


     450 South Orange Ave.
      Orlando, Florida                                     32801 - 3336
------------------------------------------         -----------------------------
 (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                       (407) 540-2000
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

                                    CONTENTS





Part I                                                                   Page
                                                                         ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                               1

                  Condensed Statements of Income                         2

                  Condensed Statements of Partners' Capital              3

                  Condensed Statements of Cash Flows                     4

                  Notes to Condensed Financial Statements                5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    7-8

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                            9

   Item 4.    Controls and Procedures                                    9

Part II

   Other Information                                                     10-11

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                                March 31,             December 31,
                                                                                 2004                   2003
                                                                          -------------------    -------------------
                              ASSETS

  Real estate properties with operating leases, net                            $  21,808,231          $  21,322,602
  Net investment in direct financing leases                                        1,971,796              2,580,395
  Real estate held for sale                                                               --              1,363,218
  Investment in joint ventures                                                     4,679,071              4,722,017
  Cash and cash equivalents                                                        3,829,959              2,090,183
  Receivables, less allowance for doubtful accounts
      of $56,734 and $75,006, respectively                                            15,559                 36,470
  Due from related parties                                                             5,210                  6,135
  Accrued rental income, less allowance for doubtful accounts of
      $12,469 and $12,753, respectively                                            1,752,113              1,719,305
  Other assets                                                                        33,911                 35,149
                                                                          -------------------    -------------------

                                                                               $  34,095,850          $  33,875,474
                                                                          ===================    ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                          $    47,640            $     9,031
  Real estate taxes payable                                                            7,263                  5,312
  Distributions payable                                                              900,000                900,000
  Due to related parties                                                              36,817                166,003
  Rents paid in advance and deposits                                                 115,077                105,033
                                                                          -------------------    -------------------
      Total liabilities                                                            1,106,797              1,185,379

  Partners' capital                                                               32,989,053             32,690,095
                                                                          -------------------    -------------------

                                                                               $  34,095,850          $  33,875,474
                                                                          ===================    ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                                            Quarter Ended
                                                                                              March 31,
                                                                                       2004               2003
                                                                                   --------------    ---------------
     Revenues:
         Rental income from operating leases                                          $  703,220         $  696,050
         Earned income from direct financing leases                                       73,680             73,163
         Contingent rental income                                                          7,769                 --
         Interest and other income                                                         1,146                348
                                                                                   --------------    ---------------
                                                                                         785,815            769,561
                                                                                   --------------    ---------------

     Expenses:
         General operating and administrative                                             95,826             74,876
         Property related                                                                     --              3,848
         Management fees to related party                                                  9,494              9,229
         State and other taxes                                                            32,425             25,878
         Depreciation and amortization                                                   110,174            105,630
                                                                                   --------------    ---------------
                                                                                         247,919            219,461
                                                                                   --------------    ---------------

     Income before equity in earnings of unconsolidated
         joint ventures                                                                  537,896            550,100

     Equity in earnings of unconsolidated joint ventures                                  86,029             81,134
                                                                                   --------------    ---------------

     Income from continuing operations                                                   623,925            631,234
                                                                                   --------------    ---------------

     Discontinued operations:
         Income from discontinued operations                                              40,251             70,810
         Gain on disposal of discontinued operations                                     534,782                992
                                                                                   --------------    ---------------
                                                                                         575,033             71,802
                                                                                   --------------    ---------------

     Net income                                                                      $ 1,198,958         $  703,036
                                                                                   ==============    ===============

     Income per limited partner unit:
         Continuing operations                                                         $    0.14          $    0.14
         Discontinued operations                                                            0.13               0.02
                                                                                   --------------    ---------------

                                                                                       $    0.27          $    0.16
                                                                                   ==============    ===============

     Weighted average number of limited partner
         units outstanding                                                             4,500,000          4,500,000
                                                                                   ==============    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                          Quarter Ended           Year Ended
                                                                            March 31,            December 31,
                                                                               2004                  2003
                                                                        -------------------    ------------------

  General partners:
      Beginning balance                                                       $    160,017           $   160,017
      Net income                                                                        --                    --
                                                                        -------------------    ------------------
                                                                                   160,017               160,017
                                                                        -------------------    ------------------

  Limited partners:
      Beginning balance                                                         32,530,078            32,829,923
      Net income                                                                 1,198,958             3,300,155
      Distributions ($0.20 and $0.80 per limited
         partner unit, respectively)                                              (900,000 )          (3,600,000 )
                                                                        -------------------    ------------------
                                                                                32,829,036            32,530,078
                                                                        -------------------    ------------------

  Total partners' capital                                                    $  32,989,053         $  32,690,095
                                                                        ===================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       Quarter Ended
                                                                                         March 31,
                                                                                 2004                 2003
                                                                           -----------------    -----------------


   Net cash provided by operating activities                                     $  741,776          $   919,189
                                                                           -----------------    -----------------

   Cash flows from investing activities:
       Proceeds from sale of assets                                               1,898,000              154,492
                                                                           -----------------    -----------------
          Net cash provided by investing activities                               1,898,000              154,492
                                                                           -----------------    -----------------

   Cash flows from financing activities:
       Distributions to limited partners                                           (900,000 )           (900,000 )
                                                                           -----------------    -----------------
          Net cash used in financing activities                                    (900,000 )           (900,000 )
                                                                           -----------------    -----------------

   Net increase in cash and cash equivalents                                      1,739,776              173,681

   Cash and cash equivalents at beginning of quarter                              2,090,183            1,343,836
                                                                           -----------------    -----------------

   Cash and cash equivalents at end of quarter                                 $  3,829,959         $  1,517,517
                                                                           =================    =================

   Supplemental schedule of non-cash financing activities:

       Distributions declared and unpaid at end of quarter                      $   900,000          $   900,000
                                                                           =================    =================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVI, Ltd. (the "Partnership") for the year ended December 31, 2003.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004. The Partnership was not the primary beneficiary of a variable interest entity at the time of adoption of FIN 46R, therefore the adoption had no effect on the balance sheet, partners' capital or net income.

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2004 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Net Investment in Direct Financing Leases

         During 2004, the lease relating to the property in Moab, Utah was amended. As a result, the Partnership reclassified the asset from net investment in direct financing leases to real estate properties with operating leases.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


4.       Discontinued Operations

         In March 2004, the Partnership sold the property in Fort Collins, Colorado to a third party and received net sales proceeds of $1,898,000 resulting in a gain on disposal of discontinued operations of approximately $534,800.

         The following presents the operating results of the discontinued operations for this property, along with the properties in Salina, Kansas and Independence, Missouri that were sold in February and November 2003, respectively.


                                                          Quarter Ended
                                                             March 31,
                                                   2004                2003
                                               --------------    --------------

              Rental revenues                   $  40,251          $    90,749

              Expenses                                 --              (19,939)
                                               --------------    ---------------
              Income from discontinued
                  operations                    $  40,251          $    70,810
                                               ===============   ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2003, the Partnership owned 34 Properties directly and six Properties indirectly through joint venture or tenancy in common arrangements. As of March 31, 2004, the Partnership owned 32 Properties directly and eight Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Net cash provided by operating activities was $741,776 and $919,189 for the quarters ended March 31, 2004 and 2003, respectively. The decrease in net cash provided by operating activities during the quarter ended March 31, 2004, as compared to the quarter ended March 31, 2003, was a result of changes in the Partnership's working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses, and changes in income and expenses, such as changes in rental revenues and changes in operating and property related expenses.

         In February 2004, the Partnership sold its Property in Fort Collins, Colorado, to a third party and received net sales proceeds of $1,898,000, resulting in a gain on disposal of discontinued operations of approximately $534,800. The Partnership intends to reinvest these proceeds in an additional Property or to pay liabilities of the Partnership as needed.

         At March 31, 2004, the Partnership had $3,829,959 in cash and cash equivalents, as compared to $2,090,183 at December 31, 2003. At March 31, 2004, these funds were held in a demand deposit account at a commercial bank. The increase in cash and cash equivalents at March 31, 2004 was primarily a result of the Partnership holding sales proceeds. The funds remaining at March 31, 2004, after the payment of distributions and other liabilities, will be used to invest in additional Properties, to fund additional construction costs, and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $900,000 for each of the quarters ended March 31, 2004 and 2003. This represents distributions of $0.20 per unit for each of the quarters ended March 31, 2004 and 2003. No distributions were made to the general partners for the quarters ended March 31, 2004 and 2003. No amounts distributed to the limited partners for the quarters ended March 31, 2004 and 2003 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $1,106,797 at March 31, 2004, as compared to $1,185,379 at December 31, 2003. The decrease in total liabilities was partially due to a decrease in amounts due to related parties and was offset by an increase in accounts payable and accrued expenses. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $776,900 during the quarter ended March 31, 2004, as compared to $769,213 during the same period of 2003. Rental revenues from continuing operations were higher during the quarter ended March 31, 2004 partially because the Partnership collected and recognized as income a portion of the rent deferrals from prior years, relating to the Properties in Silver City, New Mexico and Copperas Cove, Texas.

         The Partnership earned $7,769 in contingent rental income during the quarter ended March 31, 2004 based on reported gross sales of the restaurants with leases that require the payment of contingent rental income. No such amounts were earned during the quarter ended March 31, 2003.

         The Partnership earned $86,029 attributable to net income earned by unconsolidated joint ventures during the quarter ended March 31, 2004, as compared to $81,134 during the same period of 2003. Net income earned by unconsolidated joint ventures was higher during the quarter ended March 31, 2004 because in November 2003, the Partnership reinvested sales proceeds from prior year sales in a Property in Dalton, Georgia, with CNL Income Fund VI, Ltd., CNL Income Fund XI, Ltd., and CNL Income Fund XV, Ltd., as tenants-in-common. Each of the CNL Income Funds is a Florida limited partnership and an affiliate of the general partners. The Partnership owns a 20% interest in the profits and losses of the Property.

         Operating expenses, including depreciation and amortization expense, were $247,919 during the quarter ended March 31, 2004, as compared to $219,461 during the same period of 2003. The increase in operating expenses during the quarter ended March 31, 2004 was primarily because the Partnership incurred additional general operating and administrative expenses, including legal fees, and an increase in the amount of state tax expense relating to several states in which the Partnership conducts business.

         The Partnership recognized income from discontinued operations (rental revenues less property related expenses) of $70,810 during the quarter ended March 31, 2003, relating to the Properties in Salina, Kansas; Independence, Missouri; and Fort Collins, Colorado. The Partnership sold the Salina, Kansas Property in February 2003 and recorded a gain on disposal of discontinued operations of approximately $1,000. The Partnership had recorded provisions for write-down of assets in previous years relating to this Property. The
Partnership sold the Independence, Missouri Property in November 2003. The Partnership recognized income from discontinued operations of $40,251 during the quarter ended March 31, 2004, relating to the Property in Fort Collins, Colorado. The Partnership sold the Fort Collins, Colorado Property in March 2004 and recorded a gain on disposal of discontinued operations of approximately $534,800.

         The general partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004. The Partnership was not the primary beneficiary of a variable interest entity at the time of adoption of FIN 46R, therefore the adoption had no effect on the balance sheet, partners' capital or net income.

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

                 10.1 Management Agreement between CNL Income Fund XVI, Ltd. and CNL Investment Company. (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

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

                 (b)   Reports on Form 8-K

                       No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 7th day of May, 2004.


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

                 10.1 Management Agreement between CNL Income Fund XVI, Ltd. and CNL Investment Company. (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

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