Form 10-Q
period 2004-06-30
CNL INCOME FUND XVI LTD
filed 2004-08-12
CIK 913058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2004
--------------------------------------------------------------------------------

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


                            CNL Income Fund XVI, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                       59-3198891
-------------------------------               ----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


        450 South Orange Ave.
            Orlando, Florida                             32801 - 3336
----------------------------------------      ----------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
                                              ----------------------------------


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

                                    CONTENTS



Part I                                                                     Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                 1

                  Condensed Statements of Income                           2

                  Condensed Statements of Partners' Capital                3

                  Condensed Statements of Cash Flows                       4

                  Notes to Condensed Financial Statements                  5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      7-9

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                              9

   Item 4.    Controls and Procedures                                      9-10

Part II

   Other Information                                                       11-12

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                               June 30,            December 31,
                                                                                 2004                  2003
                                                                          ------------------    ------------------
                       ASSETS

  Real estate properties with operating leases, net                       $      21,696,502     $      21,322,602
  Net investment in direct financing leases                                       1,959,574             2,580,395
  Real estate held for sale                                                              --             1,363,218
  Investment in joint ventures                                                    4,998,153             4,722,017
  Cash and cash equivalents                                                       3,405,085             2,090,183
  Receivables, less allowance for doubtful accounts
      of $75,006 in 2003                                                                 --                36,470
  Due from related parties                                                               --                 6,135
  Accrued rental income, less allowance for doubtful accounts of
      $12,185 and $12,753, respectively                                           1,808,024             1,719,305
  Other assets                                                                       43,617                35,149
                                                                          ------------------    ------------------

                                                                          $      33,910,955     $      33,875,474
                                                                          ==================    ==================

          LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                   $          25,896     $           9,031
  Real estate taxes payable                                                           7,375                 5,312
  Distributions payable                                                             900,000               900,000
  Due to related parties                                                             27,180               166,003
  Rents paid in advance and deposits                                                121,655               105,033
                                                                          ------------------    ------------------
      Total liabilities                                                           1,082,106             1,185,379

  Partners' capital                                                              32,828,849            32,690,095
                                                                          ------------------    ------------------

                                                                          $      33,910,955     $      33,875,474
                                                                          ==================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                   Quarter Ended                   Six Months Ended
                                                                      June 30,                         June 30,
                                                               2004             2003             2004             2003
                                                          --------------   --------------   --------------   --------------
Revenues:
    Rental income from operating leases                   $     735,665    $     696,794    $   1,438,885    $   1,392,844
    Earned income from direct financing leases                   84,737           72,293          158,417          145,456
    Contingent rental income                                      4,304            1,142           12,073            1,142
    Interest and other income                                    64,954            1,302           66,100            1,650
                                                          --------------   --------------   --------------   --------------
                                                                889,660          771,531        1,675,475        1,541,092
                                                          --------------   --------------   --------------   --------------

Expenses:
    General operating and administrative                        105,082           62,811          200,908          137,687
    Property related                                              6,998            2,213            6,998            6,061
    Management fees to related party                              8,879            9,210           18,373           18,439
    State and other taxes                                         2,785               --           35,210           25,878
    Depreciation and amortization                               112,446          103,670          222,620          209,300
                                                          --------------   --------------   --------------   --------------
                                                                236,190          177,904          484,109          397,365
                                                          --------------   --------------   --------------   --------------

Income before equity in earnings of unconsolidated
    joint ventures                                              653,470          593,627        1,191,366        1,143,727

Equity in earnings of unconsolidated joint ventures              86,326           80,656          172,355          161,790
                                                          --------------   --------------   --------------   --------------

Income from continuing operations                               739,796          674,283        1,363,721        1,305,517
                                                          --------------   --------------   --------------   --------------

Discontinued operations:
    Income from discontinued operations                              --           71,831           40,251          142,641
    Gain on disposal of discontinued operations                      --               --          534,782              992
                                                          --------------   --------------   --------------   --------------
                                                                     --           71,831          575,033          143,633
                                                          --------------   --------------   --------------   --------------

Net income                                                $     739,796    $     746,114    $   1,938,754    $   1,449,150
                                                          ==============   ==============   ==============   ==============

Income per limited partner unit:
    Continuing operations                                 $        0.16    $        0.15    $        0.30    $        0.29
    Discontinued operations                                          --             0.02             0.13             0.03
                                                          --------------   --------------   --------------   --------------
                                                          $        0.16    $        0.17    $        0.43    $        0.32
                                                          ==============   ==============   ==============   ==============

Weighted average number of limited partner
    units outstanding                                         4,500,000        4,500,000        4,500,000        4,500,000
                                                          ==============   ==============   ==============   ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                        Six Months Ended         Year Ended
                                                            June 30,            December 31,
                                                              2004                  2003
                                                       ------------------    ------------------

  General partners:
      Beginning balance                                $         160,017     $         160,017
      Net income                                                      --                    --
                                                       ------------------    ------------------
                                                                 160,017               160,017
                                                       ------------------    ------------------

  Limited partners:
      Beginning balance                                       32,530,078            32,829,923
      Net income                                               1,938,754             3,300,155
      Distributions ($0.40 and $0.80 per limited
         partner unit, respectively)                          (1,800,000)           (3,600,000)
                                                       ------------------    ------------------
                                                              32,668,832            32,530,078
                                                       ------------------    ------------------

  Total partners' capital                              $      32,828,849     $      32,690,095
                                                       ==================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                         Six Months Ended
                                                                             June 30,
                                                                     2004                 2003
                                                               -----------------    -----------------


   Net cash provided by operating activities                   $      1,574,977     $      1,715,630
                                                               -----------------    -----------------

   Cash flows from investing activities:
       Proceeds from sale of assets                                   1,898,000              154,492
       Investment in joint venture                                     (358,075)                  --
                                                               -----------------    -----------------
           Net cash provided by investing activities                  1,539,925              154,492
                                                               -----------------    -----------------

   Cash flows from financing activities:
       Distributions to limited partners                             (1,800,000)          (1,800,000)
                                                               -----------------    -----------------
           Net cash used in financing activities                     (1,800,000)          (1,800,000)
                                                               -----------------    -----------------

   Net increase in cash and cash equivalents                          1,314,902               70,122

   Cash and cash equivalents at beginning of period                   2,090,183            1,343,836
                                                               -----------------    -----------------

   Cash and cash equivalents at end of period                  $      3,405,085     $      1,413,958
                                                               =================    =================

   Supplemental schedule of non-cash financing activities:

       Distributions declared and unpaid at end of period      $        900,000     $        900,000
                                                               =================    =================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended March 30, 2004 and 2003

1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVI, Ltd. (the "Partnership") for the year ended December 31, 2003.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership adopted FIN 46R during the quarter ended March 31, 2004. The Partnership was not the primary beneficiary of a variable interest entity at the time of adoption of FIN 46R, therefore the adoption had no effect on the balance sheet, partners' capital or net income.

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2004 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Investment in Joint Venture

         During 2003, the Partnership acquired a property in Hoover, Alabama with CNL Income Fund XI, Ltd., as tenants-in-common. During the six months ended June 30, 2004, the Partnership funded approximately $358,100 to pay for construction costs related to this property. The Partnership owns a 74% interest in this property.


4.       Net Investment in Direct Financing Leases

         During 2004, the lease relating to the property in Moab, Utah was amended. As a result, the Partnership reclassified the asset from net investment in direct financing leases to real estate properties with operating leases.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003

5.       Discontinued Operations

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

                                                         Quarter Ended                   Six Months Ended
                                                            June 30,                         June 30,
                                                     2004             2003             2004             2003
                                                --------------   --------------   --------------   --------------

               Rental revenues                  $         --     $      90,749    $      40,251    $     181,498
               Expenses                                   --           (18,918)              --          (38,857)
                                                --------------   --------------   --------------   --------------
               Income from discontinued
                   operations                   $         --     $      71,831    $      40,251    $     142,641
                                                ==============   ==============   ==============   ==============

6.       Subsequent Event

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, the limited partners will receive total consideration of approximately $42.98 million, consisting of approximately $35.94 million in cash and approximately $7.04 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $121,000 consisting of approximately $101,000 in cash and approximately $20,000 in preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVI, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2003, we owned 34 Properties directly and six Properties indirectly through joint venture or tenancy in common arrangements. As of June 30, 2004, we owned 32 Properties directly and eight Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Net cash provided by operating activities was $1,574,977 and $1,715,630 for the six months ended June 30, 2004 and 2003, respectively. Other sources and uses of cash included the following during the six months ended June 30, 2004.

         In February 2004, we sold the Property in Fort Collins, Colorado, to a third party and received net sales proceeds of $1,898,000, resulting in a gain on disposal of discontinued operations of approximately $534,800. We intend to reinvest these proceeds in an additional Property or to pay liabilities as needed.

         During 2003, we reinvested a portion of prior year sales proceeds in a Property in Hoover, Alabama with CNL Income Fund XI, Ltd., as tenants-in-common. In 2003, we contributed approximately $926,900 to acquire the land for this Property. During the six months ended June 30, 2004, we funded approximately $358,100 to pay for construction costs and have committed to fund up to an additional $343,000 for additional construction costs. We own a 74% interest in this Property.

         At June 30, 2004, we had $3,405,085 in cash and cash equivalents, as compared to $2,090,183 at December 31, 2003. At June 30, 2004, these funds were held in a demand deposit account at a commercial bank. The increase in cash and cash equivalents at June 30, 2004 was primarily a result of holding sales proceeds. The funds remaining at June 30, 2004, after the payment of distributions and other liabilities, may be used to invest in additional Properties, to fund additional construction costs, and to meet our working capital needs.

Short-Term Liquidity

         Our investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. The general partners believe that the leases will generate net cash flow in excess of operating expenses.

         Our  short-term   liquidity   requirements  consist  primarily  of  our
operating expenses.

         The general partners have the right, but not the obligation, to make additional capital contributions or loans if they deem it appropriate in connection with our operations.

         We generally distribute cash from operations remaining after the payment of operating expenses, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, we declared distributions to limited partners of $1,800,000 for each of the six months ended June 30, 2004 and 2003 ($900,000 for each of the quarters ended June 30, 2004 and 2003). This represents distributions of $0.40 per unit for each of the six months ended June 30, 2004 and 2003 ($0.20 for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2004 and 2003. No amounts distributed to the limited partners for the six months ended June 30, 2004 and 2003 are required to be or have been treated as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $1,082,106 at June 30, 2004, as compared to $1,185,379 at December 31, 2003. The decrease in total liabilities was due to a decrease in amounts due to related parties and was offset by an increase in accounts payable and accrued expenses and rents paid in advance and deposits. The general partners believe that we have sufficient cash on hand to meet our current working capital needs.

Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $1,597,302 during the six months ended June 30, 2004, as compared to $1,538,300 during the same period of 2003, $820,402 and $769,087 of which were earned during the second quarters of 2004 and 2003, respectively. Rental revenues from continuing operations were higher during the quarter and six months ended June 30, 2004 in part because we collected and recognized as income a portion of rent deferrals from prior years relating to the Properties in Silver City, New Mexico and Copperas Cove, Texas.

         Based on reported gross sales of the restaurants with leases that require the payment of contingent rental income we earned $4,304 and $12,073 in contingent rental income during the quarter and six months ended June 30, 2004, respectively, as compared to $1,142 during the quarter and six months ended June 30, 2003.

         We earned $172,355 attributable to net income earned by unconsolidated joint ventures during the six months ended June 30, 2004, as compared to $161,790 during the same period of 2003, $86,326 and $80,656 of which were earned during the second quarters of 2004 and 2003, respectively. Net income earned by unconsolidated joint ventures was higher during the quarter and six months ended June 30, 2004 because in November 2003, we reinvested sales proceeds from 2003 sales in a Property in Dalton, Georgia, with CNL Income Fund VI, Ltd., CNL Income Fund XI, Ltd., and CNL Income Fund XV, Ltd., as tenants-in-common. Each of the CNL Income Funds is a Florida limited partnership and an affiliate of the general partners. We own a 20% interest in the profits and losses of the Property.

         We earned $66,100 in interest and other income during the six months ended June 30, 2004, as compared to $1,650 during the same period of 2004, $64,954 and $1,302 of which were earned during the second quarters of 2004 and 2003, respectively. Interest and other income was higher during the quarter and six months ended June 30, 2004 because we received reimbursement of property expenditures that were incurred in previous years relating to vacant Properties. The former tenant reimbursed these amounts as a result of its 1998 bankruptcy proceedings. In addition, interest and other income was higher because we collected and recognized as income approximately $20,000 relating to a right-of-way taking for a parcel of land on the Branson, Missouri Property.

         Operating expenses, including depreciation and amortization expense, were $484,109 during the six months ended June 30, 2004, as compared to $397,365 during the same period of 2003, $236,190 and $177,904 of which were incurred during the second quarters of 2004 and 2003, respectively. The increase in operating expenses during the quarter and six months ended June 30, 2004 was partially due to additional general operating and administrative expenses, including legal fees, and an increase in the amount of state tax expense relating to several states in which we conduct business.

         We recognized income from discontinued operations (rental revenues less property related expenses) of $71,831 and $142,641 during the quarter and six months ended June 30, 2003, respectively, relating to the Properties in Salina, Kansas; Independence, Missouri; and Fort Collins, Colorado. We sold the Salina, Kansas Property in February 2003 and recorded a gain on disposal of discontinued operations of approximately $1,000. We had recorded provisions for write-down of assets in previous years relating to this Property. We sold the Independence, Missouri Property in November 2003. We recognized income from discontinued operations of $40,251 during the six months ended June 30, 2004, relating to the Property in Fort Collins, Colorado. We sold this Property in March 2004 and recorded a gain on disposal of discontinued operations of approximately

$534,800. In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. We adopted FIN 46R during the quarter ended March 31, 2004. We were not the primary beneficiary of a variable interest entity at the time of adoption of FIN 46R, therefore the adoption had no effect on the balance sheet, partners' capital or net income.

         The general partners believe their primary objective is to maintain current operations with restaurant operators as successfully as possible, while evaluating strategic alternatives, including alternatives that may provide liquidity to the limited partners. Real estate markets are strong throughout much of the nation, and the performance of restaurants has generally improved after several challenging years. As a result, the general partners believe that this is an attractive period for a strategic event to monetize the interests of the limited partners.

         In furtherance of this, on August 9, 2004, we entered into a definitive Agreement and Plan of Merger pursuant to which we will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. Our merger (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. U.S. Restaurant Properties, Inc. is a real estate investment trust (REIT) that focuses primarily on acquiring, owning and leasing restaurant properties. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, our limited partners will receive total consideration of approximately $42.98 million, consisting of approximately $35.94 million in cash and approximately $7.04 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $121,000 consisting of approximately $101,000 in cash and approximately $20,000 in preferred stock.

         We received an opinion from Wachovia Capital Markets, LLC that as of August 9, 2004 the merger consideration to be received by the holders of our general and limited partnership interests is fair, from a financial point of view, to such holders.

         As reflected above, the contemplated transactions are complex, and contingent upon certain conditions. The restaurant marketplace, the real estate industry, and the equities markets, all individually or taken as a whole, could impact the economics of this transaction. As a result, there is no assurance that we will be successful in completing the contemplated transaction.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

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

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of August 2004.

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