Form 10-Q
period 2004-09-30
CNL INCOME FUND XVI LTD
filed 2004-11-15
CIK 913058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2004
   --------------------------------------------------------------------------

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


                            CNL Income Fund XVI, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                         59-3198891
---------------------------------              ---------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


         450 South Orange Ave.
           Orlando, Florida                              32801 - 3336
-----------------------------------------      ---------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
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

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                            September 30,           December 31,
                                                                                 2004                   2003
                                                                          -------------------    -------------------
                              ASSETS

  Real estate properties with operating leases, net                       $       20,986,715     $       20,714,148
  Net investment in direct financing leases                                        1,946,995              2,580,395
  Real estate held for sale                                                          536,290              1,983,257
  Investment in joint ventures                                                     5,167,880              4,722,017
  Cash and cash equivalents                                                        3,130,341              2,090,183
  Receivables, less allowance for doubtful accounts
      of $75,006 in 2003                                                                  --                 36,470
  Due from related parties                                                                --                  6,135
  Accrued rental income, less allowance for doubtful accounts of
      $11,900 and $12,753, respectively                                            1,838,205              1,707,720
  Other assets                                                                        29,249                 35,149
                                                                          -------------------    -------------------

                                                                          $       33,635,675     $       33,875,474
                                                                          ===================    ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                   $           64,950     $            9,031
  Real estate taxes payable                                                           11,167                  5,312
  Distributions payable                                                              900,000                900,000
  Due to related parties                                                              31,159                166,003
  Rents paid in advance and deposits                                                 121,655                105,033
                                                                          -------------------    -------------------
      Total liabilities                                                            1,128,931              1,185,379

  Partners' capital                                                               32,506,744             32,690,095
                                                                          -------------------    -------------------

                                                                          $       33,635,675     $       33,875,474
                                                                          ===================    ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                 Quarter Ended                 Nine Months Ended
                                                                 September 30,                   September 30,
                                                              2004            2003            2004            2003
                                                          --------------   ------------   --------------  -------------
Revenues:
    Rental income from operating leases                   $     700,322    $   686,228    $   2,107,948   $  2,047,841
    Earned income from direct financing leases                   55,126         74,731          213,543        220,187
    Contingent rental income                                         --          1,637           12,073          2,779
    Interest and other income                                       150            216           66,250          1,866
                                                          --------------   ------------   --------------  -------------
                                                                755,598        762,812        2,399,814      2,272,673
                                                          --------------   ------------   --------------  -------------

Expenses:
    General operating and administrative                        107,502         59,510          308,410        197,197
    Property related                                              2,200          5,733            9,198         11,791
    Management fees to related party                              8,827          9,313           27,200         27,752
    State and other taxes                                           214          1,883           35,424         27,761
    Depreciation                                                108,264        103,408          322,520        304,344
                                                          --------------   ------------   --------------  -------------
                                                                227,007        179,847          702,752        568,845
                                                          --------------   ------------   --------------  -------------

Income before equity in earnings of unconsolidated
    joint ventures                                              528,591        582,965        1,697,062      1,703,828

Equity in earnings of unconsolidated joint ventures             127,989         80,438          300,344        242,228
                                                          --------------   ------------   --------------  -------------

Income from continuing operations                               656,580        663,403        1,997,406      1,946,056
                                                          --------------   ------------   --------------  -------------

Discontinued operations:
    Income (loss) from discontinued operations                  (78,685)        88,806          (15,539)       254,311
    Gain on disposal of discontinued operations                      --             --          534,782            992
                                                          --------------   ------------   --------------  -------------
                                                                (78,685)        88,806          519,243        255,303
                                                          --------------   ------------   --------------  -------------

Net income                                                $     577,895    $   752,209    $   2,516,649   $  2,201,359
                                                          ==============   ============   ==============  =============

Income (loss) per limited partner unit:
    Continuing operations                                 $        0.15    $      0.15    $        0.44   $       0.43
    Discontinued operations                                       (0.02)          0.02             0.12           0.06
                                                          --------------   ------------   --------------  -------------
                                                          $        0.13    $      0.17    $        0.56   $       0.49
                                                          ==============   ============   ==============  =============

Weighted average number of limited partner
    units outstanding                                         4,500,000      4,500,000        4,500,000      4,500,000
                                                          ==============   ============   ==============  =============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                       Nine Months Ended          Year Ended
                                                                         September 30,           December 31,
                                                                              2004                   2003
                                                                      ---------------------    ------------------

  General partners:
      Beginning balance                                               $            160,017     $         160,017
      Net income                                                                        --                    --
                                                                      ---------------------    ------------------
                                                                                   160,017               160,017
                                                                      ---------------------    ------------------

  Limited partners:
      Beginning balance                                                         32,530,078            32,829,923
      Net income                                                                 2,516,649             3,300,155
      Distributions ($0.60 and $0.80 per limited
         partner unit, respectively)                                            (2,700,000)           (3,600,000)
                                                                      ---------------------    ------------------
                                                                                32,346,727            32,530,078
                                                                      ---------------------    ------------------

  Total partners' capital                                             $         32,506,744     $      32,690,095
                                                                      =====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                  2004                 2003
                                                                           -----------------    -----------------

   Net cash provided by operating activities                               $      2,386,463     $      2,579,773
                                                                           -----------------    -----------------

   Cash flows from investing activities:
       Proceeds from sale of assets                                               1,898,000              154,492
       Investment in joint venture                                                 (544,305)                  --
                                                                           -----------------    -----------------
          Net cash provided by investing activities                               1,353,695              154,492
                                                                           -----------------    -----------------

   Cash flows from financing activities:
       Distributions to limited partners                                         (2,700,000)          (2,700,000)
                                                                           -----------------    -----------------
          Net cash used in financing activities                                  (2,700,000)          (2,700,000)
                                                                           -----------------    -----------------

   Net increase in cash and cash equivalents                                      1,040,158               34,265

   Cash and cash equivalents at beginning of period                               2,090,183            1,343,836
                                                                           -----------------    -----------------

   Cash and cash equivalents at end of period                              $      3,130,341     $      1,378,101
                                                                           =================    =================

   Supplemental schedule of non-cash financing activities:

       Distributions declared and unpaid at end of period                  $        900,000     $        900,000
                                                                           =================    =================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Investment in Joint Venture

         During 2003, the Partnership acquired a property in Hoover, Alabama with CNL Income Fund XI, Ltd., as tenants-in-common. During the nine months ended September 30, 2004, the Partnership funded approximately $544,300 to pay for construction costs related to this property. The Partnership owns a 74% interest in this property.

3.       Net Investment in Direct Financing Leases

         During 2004, the lease relating to the property in Moab, Utah was amended. As a result, the Partnership reclassified the asset from net investment in direct financing leases to real estate properties with operating leases.

4.       Discontinued Operations

         In March 2004, the Partnership sold the property in Fort Collins, Colorado to a third party and received net sales proceeds of $1,898,000 resulting in a gain on disposal of discontinued operations of approximately $534,800. In August 2004, the Partnership identified for sale its property in Charlotte, North Carolina and reclassified the asset to real estate held for sale. Based on the anticipated sales proceeds, the Partnership recorded a provision for write-down of assets of approximately $77,400 during the quarter and nine months ended September 30, 2004.

                            CNL INCOME FUND XVI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


4.       Discontinued Operations - Continued

         The following presents the operating results of the discontinued operations for these properties, along with the properties in Salina, Kansas and Independence, Missouri that were sold in February and November 2003, respectively.

                                                       Quarter Ended                 Nine Months Ended
                                                       September 30,                   September 30,
                                                    2004           2003             2004            2003
                                                -------------  --------------  ---------------  --------------

               Rental revenues                  $     15,225   $     106,380   $       86,735   $     319,109
               Expenses                              (16,485)        (17,574)         (24,849)        (64,798)
               Provision for write-down of
                   assets                            (77,425)             --          (77,425)             --
                                                -------------  --------------  ---------------  --------------
               Income (loss) from
                   discontinued operations      $    (78,685)  $      88,806   $      (15,539) $      254,311
                                                =============  ==============  ===============  ==============

5.       Merger Transaction

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U.S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the merger agreement, if the transaction is approved, the limited partners will receive total consideration of approximately $42.98 million, consisting of approximately $35.94 million in cash and approximately $7.04 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $121,000 consisting of approximately $101,000 in cash and approximately $20,000 in preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVI, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2003, we owned 34 Properties directly and six Properties indirectly through joint venture or tenancy in common arrangements. As of September 30, 2004, we owned 32 Properties directly and eight Properties indirectly through joint venture or tenancy in common arrangements.

Merger Transaction

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

         In furtherance of this, on August 9, 2004, we entered into a definitive Agreement and Plan of Merger pursuant to which we will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. Our merger (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U.S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. U.S. Restaurant Properties, Inc. is a real estate investment trust (REIT) that focuses primarily on acquiring, owning and leasing restaurant properties. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the merger agreement, if the transaction is approved, our limited partners will receive total consideration of approximately $42.98 million, consisting of approximately $35.94 million in cash and approximately $7.04 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $121,000 consisting of approximately $101,000 in cash and approximately $20,000 in preferred stock.

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

Capital Resources

         Net cash provided by operating activities was $2,386,463 and $2,579,773 for the nine months ended September 30, 2004 and 2003, respectively. Other sources and uses of cash included the following during the nine months ended September 30, 2004.

         In February 2004, we sold the Property in Fort Collins, Colorado, to a third party and received net sales proceeds of $1,898,000, resulting in a gain on disposal of discontinued operations of approximately $534,800. We intend to reinvest these proceeds in an additional Property or to pay liabilities as needed.

         During 2003, we reinvested a portion of prior year sales proceeds in a Property in Hoover, Alabama with CNL Income Fund XI, Ltd., as tenants-in-common. In 2003, we contributed approximately $926,900 to acquire the land for this Property. During the nine months ended September 30, 2004, we funded approximately $544,300 to pay for construction costs and have committed to fund up to an additional $156,800 for additional construction costs. We own a 74% interest in this Property.

         At September 30, 2004, we had $3,130,341 in cash and cash equivalents, as compared to $2,090,183 at December 31, 2003. At September 30, 2004, these funds were held in a demand deposit account at a commercial bank. The increase in cash and cash equivalents at September 30, 2004 was primarily a result of holding sales proceeds. The funds remaining at September 30, 2004, after the payment of distributions and other liabilities, may be used to invest in additional Properties, to fund additional construction costs, and to meet our working capital needs.

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

         We generally distribute cash from operations remaining after the payment of operating expenses, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, we declared distributions to limited partners of $2,700,000 for each of the nine months ended September 30, 2004 and 2003 ($900,000 for each of the quarters ended September 30, 2004 and 2003). This represents distributions of $0.60 per unit for each of the nine months ended September 30, 2004 and 2003 ($0.20 for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2004 and 2003. No amounts distributed to the limited partners for the nine months ended September 30, 2004 and 2003 are required to be or have been treated as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $1,128,931 at September 30, 2004, as compared to $1,185,379 at December 31, 2003. The decrease in total liabilities was due to a decrease in amounts due to related parties and was offset by an increase in accounts payable and accrued expenses and rents paid in advance and deposits. The general partners believe that we have sufficient cash on hand to meet our current working capital needs.

Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $2,321,491 during the nine months ended September 30, 2004, as compared to $2,268,028 during the same period of 2003, $755,448 and $760,959 of which were earned during the third quarters of 2004 and 2003, respectively. Rental revenues from continuing operations were higher during the nine months ended September 30, 2004 because we collected and recognized as income a portion of rent deferrals from prior years relating to the Properties in Silver City, New Mexico and Copperas Cove, Texas.

         We earned $1,637 and $2,779 in contingent rental income during the quarter and nine months ended September 30, 2003, respectively, as compared to $12,073 during the nine months ended September 30, 2004. The increase in contingent rental income during the nine months ended September 30, 2004, was due to an increase in reported gross sales of certain restaurants with leases that require the payment of contingent rents.

         We earned $300,344 attributable to net income earned by unconsolidated joint ventures during the nine months ended September 30, 2004, as compared to $242,228 during the same period of 2003, $127,989 and $80,438 of which were earned during the third quarters of 2004 and 2003, respectively. Net income earned by unconsolidated joint ventures was higher during the quarter and nine months ended September 30, 2004 because in November 2003, we reinvested sales proceeds from 2003 sales in a Property in Dalton, Georgia, with CNL Income Fund VI, Ltd., CNL Income Fund XI, Ltd., and CNL Income Fund XV, Ltd., as tenants-in-common. Each of the CNL Income Funds is a Florida limited partnership and an affiliate of the general partners. We own a 20% interest in the profits and losses of the Property. In addition, during 2003, we reinvested a portion of prior year sales proceeds in a Property in Hoover, Alabama with CNL Income Fund XI, Ltd., as tenants-in-common, for which rental payments commenced during the third quarter of 2004. We own a 74% interest in this Property.

         We earned $66,250 in interest and other income during the nine months ended September 30, 2004, as compared to $1,866 during the same period of 2004, $150 and $216 of which were earned during the third quarters of 2004 and 2003, respectively. Interest and other income was higher during the nine months ended September 30, 2004 because we received reimbursement of property expenditures that were incurred in previous years relating to vacant Properties. The former tenant reimbursed these amounts as a result of its 1998 bankruptcy proceedings. In addition, interest and other income was higher because we collected and recognized as income approximately $20,000 relating to a right-of-way taking for a parcel of land on the Branson, Missouri Property.

         Operating expenses, including depreciation expense, were $702,752 during the nine months ended September 30, 2004, as compared to $568,845 during the same period of 2003, $227,007 and $179,847 of which were incurred during the third quarters of 2004 and 2003, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 2004 was due to incurring additional general operating and administrative expenses, including, primarily, legal fees incurred in connection with the merger transaction described above. Operating expenses were also higher during the nine months ended September 30, 2004, because of an increase in the amount of state tax expense relating to several states in which we conduct business and an increase in depreciation expense.

         We recognized income from discontinued operations (rental revenues less property related expenses and provision for write-down of assets) of $254,311 during the nine months ended September 30, 2003, relating to the Properties in Salina, Kansas; Independence, Missouri; Fort Collins, Colorado; and Charlotte, North Carolina. We sold the Salina, Kansas Property in February 2003 and recorded a gain on disposal of discontinued operations of approximately $1,000. We had recorded provisions for write-down of assets in previous years relating to this Property. During the quarter ended September 30, 2003 we recognized income from discontinued operations of $88,806 relating to the Properties in Independence, Missouri; Fort Collins, Colorado; and Charlotte, North Carolina. We sold the Independence, Missouri Property in November 2003. We recognized a loss from discontinued operations of $15,539 during the nine months ended September 30, 2004, relating to the Properties in Fort Collins, Colorado and Charlotte, North Carolina. The net loss was caused by a provision for write-down of assets relating to the Charlotte, North Carolina Property. We identified this Property for sale in August 2004, and based on the anticipated sales proceeds recognized a provision for write-down of assets of approximately $77,400 during the quarter and nine months ended September 30, 2004. We sold the Fort Collins, Colorado Property in March 2004 and recorded a gain on disposal of discontinued operations of approximately $534,800. We recognized a loss from discontinued operations of $78,685 during the quarter ended September 30, 2004 relating to the Property in Charlotte, North Carolina. As of November 5, 2004, the sale of this Property had not occurred.

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

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings.   Inapplicable.
          ------------------

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
          ------------------------------------------------------------
          Inapplicable.

Item 3.   Default upon Senior Securities.   Inapplicable.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.   Inapplicable.
          ----------------------------------------------------

Item 5.   Other Information.   Inapplicable.
          ------------------

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)   Exhibits

                2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition XVI, LLC, and CNL Income Fund XVI, Ltd., dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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

         DATED this 10th day of November 2004.


                                CNL INCOME FUND XVI, LTD.

                                By:   CNL REALTY CORPORATION
                                      General Partner


                                      By:   /s/ James M. Seneff, Jr.
                                           -------------------------------------
                                            JAMES M. SENEFF, JR.
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                      By:   /s/ Robert A. Bourne
                                           -------------------------------------
                                            ROBERT A. BOURNE
                                            President and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number

                Exhibits

                2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition XVI, LLC, and CNL Income Fund XVI, Ltd., dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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